Form 10-Q
period 2016-10-03
PowerComm Holdings Inc.
filed 2016-10-03
CIK 1634424

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2015

                OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

       For the transition period from        to

       Commission file number 		   000-55391

                   POWERCOMM HOLDINGS INC.
        (Exact name of registrant as specified in its charter)


            Delaware                             47-3152668
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)          Identification No.)

                           3429 Ramsgate Terrace
                        Alexandria, VA 22309
          (Address of principal executive offices (zip code)

                              571-259-8773
          (Registrant's telephone number, including area code)


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
                                               Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


     Class                                 Outstanding at


Common Stock, par value $0.0001               20,500,000

Documents incorporated by reference:            None

______________________________________________________________

                      UNAUDITED FINANCIAL STATEMENTS

Unaudited Financial Statements                        2-4

Notes to Unaudited Financial Statements               5-7


______________________________________________________________________

POWERCOMM HOLDINGS INC.
BALANCE SHEET
(UNAUDITED)

                                                September 30, 2015
                                                   ------------
ASSETS
      Total assets                                $         -
                                                  ============

 LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accrued expenses				  $    1,500
                                                  ------------

     Total liabilities                                 1,500
                                                  ------------
  Stockholders' deficit
    Preferred stock, $0.0001 par value,
    20,000,000 shares authorized; none
    issued and outstanding as of September 30,2015          -

    Common stock, $0.0001 par value, 100,000,000
    shares authorized; 20,500,000 shares issued
    and outstanding as of September 30,2015             2,050

    Discount on Common Stock                           (2,050)

    Additional paid-in capital                           939

    Accumulated deficit                                (2,439)
                                                  ------------
      Total stockholders' deficit                     (1,500)
                                                  ------------
      Total liabilities and stockholders'
         deficit                                  $         -
                                                  ============

The accompanying notes are an integral part of these unaudited financial statements.



                                   2

______________________________________________________________________
POWERCOMM HOLDINGS INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)
             				 For the period from
					 For the three       January 12, 2015
					 Months ended	     (Inception) to
					 September 30, 2015  September 30, 2015
                                           -----------------  -----------------
Revenue				          $	       -	$	  -

Cost of revenue                                        -                  -
                                           -----------------  -----------------
Gross profit                                           -                  -


Operating expenses                                 1,727	       2,439
                                           -----------------  -----------------
Operating loss                                    (1,727)             (2,439)
                                           -----------------  -----------------

Loss before income taxes                          (1,727)             (2,439)
                                           -----------------  -----------------
Income tax expense                                     -                  -
                                           -----------------  -----------------
Net loss                                  $       (1,727)       $      (2,439)
                                          ================== ==================

Loss per share - basic and diluted        $        -            $          -
                                          ================== ==================

Weighted average shares-basic and diluted     19,869,565           19,952,191
                                          ================== ==================



The accompanying notes are an integral part of these unaudited financial statements.



















                                         3

______________________________________________________________________

POWERCOMM HOLDINGS INC.

STATEMENT OF CASH FLOWS
(UNAUDITED)


                                                  For the period from
                                                     January 12, 2015
                                                      (Inception) to
                                                     September 30,2015
                                                       --------------

 OPERATING ACTIVITIES

   Net loss                                            $    (2,439)

   Non-cash adjustments to reconcile net loss to
     net cash:
	     Expenses paid for by stockholder and
        contributed as capital                                939

     Changes in Operating Assets and Liabilities:
        Accrued expenses                                     1,500
                                                       -------------
            Net cash used in operating activities              -
                                                       -------------

   Net increase in cash                                         -

   Cash, beginning of period                                    -
                                                       -------------
   Cash, end of period                                 $        -
                                                       =============


   Interest paid                                       $         -
                                                       =============

   Income tax paid                                     $        -
                                                       =============


The accompanying notes are an integral part of these unaudited financial statements.





















                                    4

--------------------------------------------------------------------
POWERCOMM HOLDINGS INC.

                      Notes to Unaudited Financial Statements

NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

PowerComm Holdings Inc. (formerly White Grotto Acquisition Corporation) (PowerComm or the Company) was incorporated on January 12, 2015 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

On September 14,2015, the Company effected a change in control by the redemption of 19,500,000 shares of then outstanding 20,000,000 shares of common stock. The then current officers and directors resigned and David Kwasnik was named the sole officer and director of the Company. Pursuant to the change in control, the Company changed its name to PowerComm Holdings Inc. On September 15, 2015, the Company issued 20,000,000 shares of common stock to David Kwasnik.

The Company intends to develop through a business combination with an ongoing company otherwise a company designed to serve as a holding company for certain privately owned power transmission, distribution, telecommunications, fiber optic, cellular communications, excavation, dredging, gas and oil pipeline, road and bridge, wind and solar, alternative energy, bio-fuels, and bio-coal construction companies.

The Company has been in the developmental stage since inception. The Company will attempt to locate and negotiate with a business entity for the combination of the target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange.

In most instances the target company will wish to structure the business combination to be within the definition of tax-free reorganization under
Section 351 or section 368 of the Internal Revenue Code of 1986, as amended.
No assurances can be given that the Company will be successful in locating or negotiating with any target company. The company has been formed to provide a method for a foreign domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.



BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company's unaudited financial statements. Such unaudited financial statements and accompanying notes are the representations of the Company's management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America ("GAAP") in all material respects, and have been consistently applied in preparing the accompanying unaudited financial statements.

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K filed with the SEC on April 17, 2015. The results for the three months ended September 30,2015, are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

USE OF ESTIMATES

The preparation of unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.
Actual results could differ from those estimates.

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of September 30, 2015.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2015.




______________________________________________________________________

POWERCOMM HOLDINGS
                     Notes to Unaudited Financial Statements


INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2015 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock was exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2015, there are no outstanding dilutive securities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the unaudited financial statements on a recurring basis. Additionally, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the unaudited financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained an operating loss of $2,439 from inception (January 12, 2015) to September 30, 2015. The Company had a working capital deficit of $1,500 and an accumulated deficit of $2,439 as of September 30, 2015. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.




______________________________________________________________________

                 POWERCOMM HOLDINGS INC.
            Notes to Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company's ability to do so. The unaudited financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

On April 30, 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2015-06 Earnings per Share (Topic 260):
Effects on Historical Earnings per units of Master Limited Partnership Dropdown Transaction. Under Topic 260, Earnings per Share, Master Limited partnerships
(MPLS) apply the two class method to calculate earnings per unit (EPU) because the general partner, limited partners, and incentive distribution rights holders each participate differently on the distribution of available cash. When a general partner transfers or (drops down) net assets to a master limited partnership and that the transaction is accounted for as a transaction between entities under common control, the statement of operations of the master limited partnership are adjusted retrospectively to reflect the dropdown transaction as it occurred on the earliest date during which the entities were under common control. The amendments in this update specify that for the purpose of calculating historical EPU under the two-class method, the earning (losses) of a transferred business before the late dropdown transaction should be allocated entirely to the general partner interest, and previously reported EPU of the limited partners would not change as a result of a dropdown transaction. Qualitative disclosure about how the rights to earnings (losses) differ before and after the dropdown transaction occurs also are required. This Accounting Standards
Update is the final version of Proposed Accounting Standards Update
EITF-14A Earnings Per Share Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions (Topic 260), which has been deleted. Effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.
Earlier application is permitted. The amendments in this Update should be applied retrospectively for all financial statements presented. Management is in the process of assessing the impact of this ASU on the Company's financial statements.

NOTE 4   ACCRUED EXPENSES

As of September 30, 2015, the Company had an accrued professional fee of $1,500.


NOTE 5   STOCKHOLDERS' DEFICIT

On January 22, 2015, the Company issued 20,000,000 founders common stock to two directors and officers. On September 14, 2015, the Company redeemed 19,500,000 of then outstanding 20,000,000 shares at a redemption price of $.0001 per share for an aggregate redemption price of $1,950.

On September 15, 2015, the Company issued 20,000,000 shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933 at par, to David Kwasnik as a party of the change in control of the Company.

The Company is authorized to issue 100,000,000 Shares of common stock and 20,000,000 shares of preferred stock. As of September 30, 2015, 20,500,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 6 - SUBSEQUENT EVENT

Management has evaluated subsequent events through September
30, 2016, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of September 30, 2015 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, Subsequent Events.








______________________________________________________________________


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

PowerComm Holdings Inc. was incorporated on January 12, 2015 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

PowerComm Holdings Inc. (PowerComm or the Company) is a blank check company and qualifies as an emerging growth company as defined in the Jumpstart
Our Business Startups Act which became law in April, 2012.

Since the inception of Company operations to date of the period covered by this report have been limited to issuing shares of common stock to its original shareholders and filing a registration statement on Form 10 on March 2, 2015 with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 as amended to register its class of common Stock and effecting a change of control.

On September 14, 2105, the following events occurred in the change of control:

The Company redeemed an aggregate of 19,500,000 of the then 20,000,000 shares of outstanding stock at a redemption price of $0.0001 per share for an aggregate redemption price of $ 1,950.

James Cassidy and James McKillop, the then current officers and directors resigned.

David Kwasnik was named the sole director and officer of the Company.

On September 15, 2015, the Company issued 20,000,000 shares of its common stock to David Kwasnik.

The Company filed a Form 8-K noticing the change of control.

The Company has no operations nor does it currently engage in any business activities generating revenues. The Company intends to develop through a business combination with an ongoing company otherwise a company designed to serve as a holding company for certain privately owned power transmission, distribution, telecommunications, fiber optic, cellular communications, excavation, dredging, gas and oil pipeline, road and bridge, wind and solar, alternative energy, bio-fuels, and bio-coal construction companies.

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

As of September 30, 2015 the Company had not generated revenues and had no income or cash flows from operations since inception. At September 30
2015 the Company had sustained a net loss of $2,439, and had an accumulated deficit of $2,439.

At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with PowerComm Holdings Inc.


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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the past three years, the Company has issued the following shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933:

On January 22, 2015, an aggregate of 20,000,000 shares to its then two officers and directors.

On the September 14, 2105, 19,500,000 of the outstanding
20,000,000 were redeemed.

On September 15, 2015, 20,000,000 shares were issued to David Kwasnik, the then new officer and director of the Company.

The total outstanding shares of common stock as of the date of this report is 20,500,000.


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

POWERCOMM HOLDINGS INC.


                            By:   /s/ David Kwasnik
                                  President, Chief Financial Officer

Dated:   October 3, 2016