Form 10-K
PowerComm Holdings Inc.
filed 2016-10-03
CIK 1634424

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                              FORM 10-K
(Mark One)

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 2015


[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR
            15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from          to

                   Commission file number 000-55391

POWERCOMM HOLDINGS INC.
           (Exact name of registrant as specified in its charter)

                     WHITE GROTTO ACQUISITION CORPORATION
           (Former name of registrant as specified in its charter)

            Delaware                           47-3152668
    (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)          Identification No.)
3429 Ramsgate Terrace
Alexandria, VA  22309
        (Address of principal executive offices)  (zip code)

Registrant's telephone number, including area code:    571-259-8773

    Securities registered pursuant to Section 12(b) of the Act:  None

   Securities registered pursuant to Section 12(g) of the Exchange Act:

             Common Stock, $.0001 par value per share
                    (Title of class)


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
						[  ] Yes   [ X ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

						[  ] Yes   [ X ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

						[ X ] Yes   [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation
S-T (Section 232.405 of this chapter) during the preceding 12 months
(or for such shorter period that the registrant was required to submit and post such files).

						[ X ] Yes   [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
						[ X ] Yes   [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.


Large Accelerated filer  [  ]       Accelerated filer         [   ]
Non-accelerated filer    [  ]       Smaller reporting company [ X ]
  (do not check if smaller reporting company)


Indicate by check mark whether the registrant is a shell company
   (as defined in Rule 12b-2 of the Exchange Act).

						[ X ] Yes   [  ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

							    $ 0

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

       Class                                  Outstanding at
                                             December 31, 2015

Common Stock, par value $0.0001                 20,500,000

Documents incorporated by reference:            None

_____________________________________________________________________
Part I

Item 1. Business

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


In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, licensing agreement or other arrangement with another corporation or entity. On the consummation of a transaction, the previous management and shareholders of the Company will no longer be in control of the Company. James Cassidy and James McKillop, the then current officers and directors resigned. David Kwasnik was named the sole director and officer of the Company.

The Company registered its common stock on a Form 10 registration statement filed pursuant to the Securities Exchange Act of 1934 (the Exchange Act) and Rule 12(g) thereof on March 2, 2015 which became automatically effective 60 days thereafter. The Company files with the Securities and Exchange Commission periodic and current reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-Q and annual reports Form 10-K.


[S1]


As of December 31, 2015 the Company had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2015 the Company had sustained a net loss of $7,558 and had an accumulated deficit of $7,558. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern. At present, the Company has no operations and the continuation of Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with PowerComm Holdings Inc.

Management of the Company will pay all the expenses incurred by the Company. There is no assurance that the Company will ever be profitable.

On September 14, 2015 the Company effected the following transactions to effect a change of control:

On September 14, 2105, the Company redeemed 19,500,000 of then outstanding 20,000,000 shares.

James Cassidy and James McKillop, the then current officers and directors resigned.

On September 15, 2015, the Company issued 20,000,000 shares of its common stock to David Kwasnik.

With the issuance of the stock and the redemption of 19,500,000 shares of stock, the Company effected a change in its control. David Kwasnik was named the sole director and officer of the Company. Pursuant to the change in control, the Company changed its name to PowerComm Holdings Inc. The Company may develop its business plan by future acquisitions or mergers but no agreements have been reached regarding any acquisition or other business combination.

The Company filed a Form 8-K noticing the change of control


Subsequent Event

There were no reportable subsequent events.



Item 2. Properties

The Company has no properties and at this period there are no agreements to acquire any properties covered by this report.


Item 3.  Legal Proceedings

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.



Item 4.  Mine Safety Disclosures.

Not applicable.

                              PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is currently no public market for the Company's securities.

Following a business combination, a target company will normally wish to cause the Company's common stock to trade in one or more United States securities markets. The target company may elect to take the steps required for such admission to quotation following the business combination or at some later time.

At such time as it qualifies, the Company may choose to apply for quotation of its securities on the OTC Bulletin Board.

The OTC Bulletin Board is a dealer-driven quotation service.
Unlike the Nasdaq Stock Market, companies cannot directly apply to be quoted on the OTC Bulletin Board, only market makers can initiate quotes, and quoted companies do not have to meet any quantitative financial requirements. Any equity security of a reporting company not listed on the Nasdaq Stock Market or on a national securities exchange is eligible.

As such time as it qualifies, the Company may choose to apply for quotation of its securities on the Nasdaq Capital Market.

In general there is greatest liquidity for traded securities on the Nasdaq Capital Market and less on the OTC Bulletin Board. It is not possible to predict where, if at all, the securities of the Company will be traded following a business combination.

Since inception, the Company has sold securities which were not registered as follows:

                                           NUMBER OF    Shares
DATE                     NAME               SHARES      Outstanding

January 22, 2015     James Cassidy     10,000,000
September 14, 2016   Redemption        (9,700,000)     500,000

January 22, 2015     James McKillop    10,000,000
September 14, 2016   Redemption        (9,700,000)     500,000

September 15, 2016   David L. Kwasnik Sr. 20,000,000   20,000,000


Item 6.  Selected Financial Data.

There is no selected financial data required to be filed for a smaller reporting company.


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


The Company has no operations nor does it currently engage in any business activities generating revenues. The Company principal business objective is to achieve a business combination with a target company. A combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

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

As of December 31, 2015, the Company had not generated revenues and had no income or cash flows from operations since inception.
At December 31, 2015, the Company had sustained a net loss of $7,558.

Management will pay all expenses incurred by the Company. There is no expectation of repayment for such expenses.


2015 Year-End Analysis

The Company has received no income and has had no operations nor expenses other than Delaware state fees, the annual registered agent fee as required for incorporation, and fees for professional services rendered by registered independent public accounting firm.


Item 8.  Financial Statements and Supplementary Data

The financial statements for the year ended December 31, 2015 are attached hereto.

Item 9. Changes in and Disagreements with Accountants on
 	Accounting and Financial Disclosure.

Subsequent to the period covered by this Report, the Company changed its auditor and has filed a Form 8-K noticing the termination of its former accountants and engagement of the new accountants.


Item 9A.   Controls and Procedures

Pursuant to Rules adopted by the Securities and Exchange Commission.
the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the fiscal year under the supervision and with the participation of the Company's principal executive officer (who is also the principal financial officer). There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. Based upon that evaluation, he believes that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the day-to-day operations of the Company.

Management's Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's officer, its president, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2015, based on the criteria establish in Internal
Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2015, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

The independent registered public accounting firm for the Company, has not issued an attestation report on the effectiveness of the Company internal control over financial reporting.


Item 9B. Other Information.
Not applicable.



                             PART III

Item 10.  Directors, Executive Officers, and Corporate Governance;


Subsequent to a September 14, 2015 change in control:

David Kwasnik Sr. was named the sole director and officer of the Company.
Mr. Kwasnik serves as the sole director and officer of the Registrant. Since 1995, Mr. Kwasnik has served as the president and chief executive officer of PowerComm Construction, a privately held company. He has managed and directed all aspects and technological operations, procurement and project management activities for the company's telecommunications, power transmission and distribution construction projects. The Company has no full time employees.

Code of Ethics. The Company has not at this time adopted a Code of Ethics pursuant to rules described in Regulation S-K.
The Company has no operations or business and did not receive any revenues or investment capital. The adoption of an Ethical Code at this time would not serve the primary purpose of such a code to provide a manner of conduct as the development, execution and enforcement of such a code would be by the same persons and only persons to whom such code applied. Furthermore, because the Company does not have any activities, there are no activities or transactions which would be subject to this code. The Company does not maintain an Internet website on which to post a code of ethics.

Corporate Governance. For reasons similar to those described above, the Company does not have a nominating nor audit committee of the board of directors. The Company has no activities, and receives no revenues.



Item 11.  Executive Compensation

The Company's sole officer and director does not receive any compensation for services rendered to the Company, nor has he received such compensation in the past. The officer/director is not accruing any compensation pursuant to any agreement with the Company.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company as it has no employees.

The Company does not have a compensation committee for the same reasons as described above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 31, 2015, each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock and the director and officer of the Company. The Company does not have any compensation plans and has not authorized any securities for future issuance. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

Name and Address              Amount of Beneficial     Percent of
of Beneficial Owner               Ownership          Outstanding Stock

David L. Kwasnik, Sr.		   20,000,000		   97.6
3429 Ramsgate Terrace
Alexandria, VA 22309

James M. Cassidy		    250,000		    1.2
215 Apolena Avenue
Newport Beach, CA 92662

James K. McKillop		    250,000		    1.2
9454 Wilshire Blvd
Beverly Hills, CA 90212


Item 13.  Certain Relationships and Related Transactions and
	  Director Independence

As of December 31, 2015, the Company had issued 20,000,000 shares to David Kwasnik as a party of the change in control of the Company.
The Company is authorized to issue 100,000,000 Shares of common stock and 20,000,000 shares of preferred stock. As of December 31, 2015 20,500,000 shares of common stock and no preferred common stock were issued and outstanding.

The Company is not currently required to maintain an independent director as defined by Rule 4200 of the Nasdaq Capital Market nor does it anticipate that it will be applying for listing of its securities on an exchange in which an independent directorship is required.


Item 14.  Principal Accounting Fees and Services.

The Company has no activities, no income and no expenses except for Delaware state fees, registered agent fee and accounting fees.


Audit Fees

The Company does not currently have an audit committee and has incurred $6,900 in audit fees.

                        PART IV

Item 15.  Exhibits, Financial Statement Schedules

There are no financial statement schedules nor exhibits filed herewith.

Exhibits:

31   Certification of the Chief Executive Officer and Chief
                    Financial Officer pursuant to Section 302 of
                    the Sarbanes-Oxley Act of 2002
32   Certification of the Chief Executive Officer and Chief
                    Financial Officer pursuant to Section 906 of
                    the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------

                 FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm	            1

Balance Sheet as of December 31, 2015                               2

Statement of Operations for the period from January 12, 2015
 (Inception) to December 31, 2015	                            3

Statement of Changes in Stockholders' Deficit for the Period
 from January 12, 2015 (Inception) to December 31, 2015             4

Statement of Cash Flows for the period from January 12, 2015
 (Inception) to December 31, 2015                                   5

Notes to Financial Statements                                       6-9

--------------------------------------------------------------------------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of POWERCOMM HOLDINGS INC.

We have audited the accompanying balance sheet of PowerComm Holdings Inc. (formerly White Grotto Acquisition Corporation)
(the Company) as of December 31, 2015, and the related statement of operations, changes in stockholders' deficit, and cash flows for the period from January 12, 2015 (Inception) through December 31, 2015. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015, and the results of its operations and its cash flows for the period from January 12, 2015 (Inception) through December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had no revenues and income since inception. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2, which includes the raising of additional equity financing or merger with another entity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ KCCW Accountancy Corp.

Diamond Bar, CA

September 30, 2016

--------------------------------------------------------------------

                          POWERCOMM HOLDINGS INC.
                (formerly White Grotto Acquisition Corporation)
                               BALANCE SHEET


                       ASSETS
                                                 December 31, 2015
                                                 -----------------

  Current assets
    Cash                                         $             -
                                                 -----------------
       Total assets                              $             -
                                                 =================

             LIABILITIES AND STOCKHOLDERS' DEFICIT

  Current liabilities
    Accrued expenses     		         $         6,500
                                                 -----------------
  Total liabilities                              $       6,500

                                                 -----------------

  Stockholders' deficit
    Preferred stock, $0.0001 par value,
    20,000,000 shares authorized;
    none outstanding                                          -

    Common Stock, $0.0001 par value,                       2,050
    100,000,000 shares authorized;
    20,500,000 shares issued and
    outstanding as of December 31, 2015

    Discount on Common Stock                              (2,050)
    Additional paid-in capital                               1,058
    Accumulated deficit                                   (7,558)
                                                 -----------------
     Total stockholders' deficit                          (6,500)
                                                 -----------------
     Total Liabilities and stockholders' deficit $            -
                                                 =================


 The accompanying notes are an integral part of these financial statements

--------------------------------------------------------------------
                        POWERCOMM HOLDINGS INC.
                (formerly White Grotto Acquisition Corporation)
   			STATEMENT OF OPERATIONS

                                         For the period from January 12,
                                            2015 (Inception) to
                                             December 31, 2015
                                             -----------------

    Revenue                                  $              -

    Cost of revenue                                         -
                                              -----------------
    Gross profit                                            -

    Operating expenses                                   7,558
                                                 -----------------
    Operating loss                                      (7,558)
                                                 -----------------
    Loss before income taxes                            (7,558)
                                                 -----------------
    Income tax expense                                      -
                                                 -----------------
    Net loss                                     $      (7,558)
                                                 =================
    Loss per share - basic and diluted           $          -
                                                 =================

    Weighted average shares-basic and diluted         20,099,125
                                                 =================




 The accompanying notes are an integral part of these financial statements

--------------------------------------------------------------------

                          POWERCOMM HOLDINGS INC.
                (formerly White Grotto Acquisition Corporation)
                 STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

								      Total
                                           Discount  Addi-            Stock
                        Common Stock       on        tional   Accumu holders
                      -------------------- Common    Paid-In  lated   Defi-
                      Shares       Amount  Stock     Capital  Deficit cit

Balance, January 12,
  2015 (Inception)            -    $     -    $    -     $ -   $ -     $-

Issuance of
common stock on
Janurary 22, 2015 at par 20,000,000     2,000    (2,000)   -     -     -

Redemption of
common stock on
September 14,2015 at par (19,500,000)  (1,950)    1,950    -     -      -

Issuance of
common stock on
September 15, 2015 at par 20,000,000    2,000    (2,000)   -      -      -

Additional paid-in capital    -          -         -      1,058   -     1,058

Net loss                      -          -        -            (7,558)  (7,558)
                      -----------   -------   -------  -------  ------- -------
Balance,
December 31, 2015     20,500,000    $ 2,050   $(2,050)   $1,058 $(7,558) $(6,500)
                      ===========   =======   ========  ======   =====     =====



 The accompanying notes are an integral part of these financial statements

--------------------------------------------------------------------

                           POWERCOMM HOLDINGS INC.
                (formerly White Grotto Acquisition Corporation)
                             STATEMENT OF CASH FLOWS


                                                 For the period from
                                                  January 12, 2015
                                                    (Inception) to
                                                  December 31, 2015
                                                 ------------------
OPERATING ACTIVITIES

   Net loss                                      $         (7,558)

   Non-Cash adjustments to reconcile loss
      to net cash
       Expenses paid by stockholder and
       contributed as capital                                1,058

   Changes in Operating Assets and Liabilities
       Accrued expenses                                      6,500
                                                 ------------------
       Net cash used in operating activities                    -
                                                 ------------------

   Net increase in cash                                        -

   Cash, beginning of period                                   -
                                                 ------------------

   Cash, end of period                          $              -
                                                 ==================

SUPPLEMENTAL DISCLOSURES:
      Cash paid during the period for:
        Income Tax                               $              -
                                                 ==================
        Interest                                 $              -
                                                 ==================


 The accompanying notes are an integral part of these financial statements

--------------------------------------------------------------------

                           POWERCOMM HOLDINGS INC.
                (formerly White Grotto Acquisition Corporation)
                         Notes to the Financial Statements

NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES

NATURE OF OPERATIONS

POWERCOMM HOLDINGS INC. (formerly White Grotto Acquisition Corporation) (the Company) was incorporated on January 12, 2015 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders, filing a registration statement on Form 10-12G to register its class of common stock and effecting a change in control.

The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company's financial statements. Such financial statements and accompanying notes are the representations of the Company's management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America ("GAAP") in all material respects, and have been consistently applied in preparing the accompanying financial statements.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.

Actual results could differ from those estimates.

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of December 31, 2015.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2015.

______________________________________________________________________
                           POWERCOMM HOLDINGS INC.
                (formerly White Grotto Acquisition Corporation)
)                         Notes to the Financial Statements

INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2015, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2015, there are no outstanding dilutive securities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Additionally, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

RECENT ACCOUNTING PRONOUNCEMENTS

On November 20, 2015, FASB issued ASU-2015-17-Income Taxes.  The
Board is issuing this Update as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. Current
GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company is still in the process of evaluating future impact of adopting this standard.

On June 12, 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-10-Technical Corrections and Improvements. The amendments in this Update cover a wide range of Topics in the Codification. The amendments in this Update represent changes to make minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2014-240-Technical Corrections and Improvements, which has been deleted. Transition guidance varies based on the amendments in this Update. The amendments in this Update that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this Update. Management is in the process of assessing the impact of this ASU on the Company's financial statements.

______________________________________________________________________
			POWERCOMM HOLDINGS INC.
                (formerly White Grotto Acquisition Corporation)
                         Notes to the Financial Statements

On April 30, 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-06 Earnings Per Share (Topic
260): Effects on Historical Earnings per Units of Master Limited Partnership Dropdown Transactions. Under Topic 260, Earnings Per Share, master limited partnerships (MLPs) apply the two-class method to calculate earnings per unit (EPU) because the general partner, limited partners, and incentive distribution rights holders each participate differently in the distribution of available cash. When a general partner transfers (or "drops down") net assets to a master limited partnership and that transaction is accounted for as a transaction between entities under common control, the statements of operations of the master limited partnership are adjusted retrospectively to reflect the dropdown transaction as if it occurred on the earliest date during which the entities were under common control. The amendments in this Update specify that for purposes of calculating historical EPU under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner interest, and previously reported EPU of the limited partners would not change as a result of a dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs also are required.
This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF-14A Earnings Per Share Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions (Topic 260), which has been deleted. Effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted. The amendments in this Update should be applied retrospectively for all financial statements presented. Management is in the process of assessing the impact of this ASU on the Company's financial statements.

In January 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-01 Income Statement Extraordinary and Unusual Items (Subtopic 225-20):
Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The objective of this Update is to simplify the income statement presentation requirements in Subtopic 225-20 by eliminating the concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2014-220 Income Statement
Extraordinary Items (Subtopic 225-20), which has been deleted. Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities. Management is in the process of assessing the impact of this ASU on the Company's financial statements.

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $7,558 from inception (January 12, 2015) to December 31, 2015. The Company had a working capital deficit of $6,500 and an accumulated deficit of $7,558 as of December 31, 2015. The Company continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company's ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

NOTE 3 - ACCRUED EXPENSE

As of December 31, 2015, the Company had an accrued professional expense of $6,500.

NOTE 4 - STOCKHOLDERS' EQUITY

On January 22, 2015, the Company issued 20,000,000 founders common stock to two directors and officers. The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. On September 14, 2015, the Company effected the following transactions to effect a change of control:

The Company redeemed an aggregate of 19,500,000 of the then 20,000,000 shares of outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $1,950.
On September 15, 2015, the Company issued 20,000,000 shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933 at par, to Mr. David L. Kwasnik Sr, representing 97.5% of the total 20,500,000 shares of common stock outstanding. The then current officers and directors then resigned and Mr. David L. Kwasnik Sr. was appointed and elected as the sole director and Chief Executive Officer of the Company.

As of December 31, 2015, 20,500,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 5 - SUBSEQUENT EVENT

Management has evaluated subsequent events through September 30, 2016, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of December 31, 2015 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, Subsequent Events.

_____________________________________________________________________


                        SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


				POWERCOMM HOLDINGS INC.

                              By:   /s/ David Kwasnik Sr.
					President, Chief Financial Officer
Dated:   September 30, 2016



Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                   OFFICE              		       DATE

David Kwasnik Sr. President, Chief Financial Officer September 30, 2016

[S1][S1]These two paragraphs are repeating the third paragraph.