Form 10-Q
period 2016-10-07
PowerComm Holdings Inc.
filed 2016-10-07
CIK 1634424

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2016

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
                                               Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


     Class                                 Outstanding at


Common Stock, par value $0.0001               20,500,000

Documents incorporated by reference:            None

______________________________________________________________

                      UNAUDITED FINANCIAL STATEMENTS

Unaudited Financial Statements                        2-4

Notes to Unaudited Financial Statements               5-7


______________________________________________________________________

POWERCOMM HOLDINGS INC.
BALANCE SHEETS


                                            March 31, 2016	December 31, 2015
                                            ------------        ------------
                                            (UNAUDITED)
ASSETS
      Total assets                          $         -		$         -
                                            ============	============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accrued Expenses                            $     8,000       	$ 6,500
                                            ------------       	------------
Total liabilities  			          8,000		  6,500

Stockholders' deficit
Preferred stock, $0.0001 par value,
20,000,000 shares authorized; none
issued and outstanding as of March 31, 2016          -	 	 -

Common stock, $0.0001 par value, 100,000,000
shares authorized; 20,500,000 and 20,500,000
shares issued
and outstanding as of March 31, 2016
and December 31,2015, respectively                2,050		2,050

Discount on Common Stock                         (2,050)	(2,050)

Additional paid-in capital                        1,058		1,058

Accumulated deficit                              (9,058)        (7,558)
                                             ------------	------------

Total stockholders' deficit                      (8,000)	(6,500)

Total liabilities and stockholders'
deficit                                     $         -		$  -
                                             ============	============

The accompanying notes are an integral part of these unaudited financial statements.



                                   2

______________________________________________________________________
POWERCOMM HOLDINGS INC.
STATEMENTS OF OPERATIONS
             				(UNAUDITED)
					                   For the period from
					For the three      January 12, 2015
					Months ended	   (Inception) to
					March 31, 2016     March 31, 2015
                                        -----------------  -----------------
Revenue				        $       -	   $	   -

Cost of revenue                                 -                  -
                                        -----------------  -----------------
Gross profit                                    -                  -

Operating expenses                             1,500	           712
                                        -----------------  -----------------
Operating loss                                 (1,500)            (712)
                                        -----------------  -----------------

Loss before income taxes                       (1,500)            (712)
                                        -----------------  -----------------
Income tax expense                               -                  -
                                        -----------------  -----------------
Net loss                                $       (1,500)     $      (712)
                                        ================== ==================

Loss per share - basic and diluted      $        -          $        -
                                        ================== ==================

Weighted average shares-basic and diluted    20,500,000         20,000,000
                                        ------------------ ------------------



The accompanying notes are an integral part of these unaudited financial statements.



















                                         3

______________________________________________________________________

POWERCOMM HOLDINGS INC.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

							   For the period from
					For the three      January 12, 2015
					Months ended	   (Inception) to
					March 31, 2016     March 31, 2015
                                        --------------     --------------


OPERATING ACTIVITIES

Net loss                                $     (1,500)     $     (712)
                                        -------------      -----------
Non-cash adjustments to reconcile
net loss to net cash:
Expenses paid for by stockholder
and contributed as capital                       -	       712
Changes in Operating Assets and Liabilities:
Increase in accrued expenses		      1,500             -

                                        -------------       ----------
Net cash used in operating activities            -              -
                                        -------------       ----------

Net increase in cash                             -      	-

Cash, beginning of period                        -              -
                                        -------------	   -----------
Cash, end of period                     $        -	  $  	 -
                                        =============	  ============


Interest paid                           $        -	  $      -
                                        =============      ===========

Income tax paid                         $        -        $      -
                                        =============      ===========


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

On September 14,2015, the Company effected a change in control by the redemption of 19,500,000 shares of then outstanding 20,000,000 shares of common stock. The current officers and directors resigned and David Kwasnik was named the sole officer and director of the company. Pursuant to the change in control, the company changed its name to PowerComnm Holdings Inc. On September 15, 2015, the Company issued 20,000,000 shares of common stock to David Kwasnik.

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

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") were omitted pursuant to such rules and regulations. The results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of March 31, 2016.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of March 31, 2016.




______________________________________________________________________

POWERCOMM HOLDINGS INC
                     Notes to Unaudited Financial Statements


INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2016 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock was exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of March 31, 2016, there are no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained an operating loss of $1,500 from January 1, 2016 to March 31, 2016. The Company had a working capital deficit of $8,000 and an accumulated deficit of $9,058 as of March 31, 2016. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.




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



Note 4   ACCRUED EXPENSE

As of March 31, 2016, the Company had an accrued professional expense of $8,000.


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

The Company is authorized to issue 100,000,000 Shares of common stock and 20,000,000 shares of preferred stock. As of March 31, 2016 20,500,000 shares of common stock and no preferred stock were issued and outstanding.


NOTE 6  SUBSEQUENT EVENT

Management has evaluated subsequent events through October 5, 2016, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of March 31, 2016 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, Subsequent Events.







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

Since inception the Company operations to date of the period covered by this report have been limited to issuing shares of common stock to its original shareholders and filing a registration statement on Form 10 on March 2, 2015 with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 as amended to register its class of common Stock and effecting a change of control.

On September 14, 2015, the following events occurred in the change of control:

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

As of March 31, 2016 the Company had not generated revenues and had no income or cash flows from operations since inception. For the three months ended at March 31 2016 the Company had sustained a net loss of $1,500, and had an accumulated deficit of $9,058 as of March 31, 2016.

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

On the September 14, 2015, 19,500,000 of the outstanding 20,000,000 were redeemed.

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

POWERCOMM HOLDINGS INC.


                            By:   /s/ David Kwasnik
                                  President, Chief Financial Officer

Dated:   October 5, 2016


[S1]Please change to Q1 2015 financials from 2015 Q1 filling
[S2]Please change to For the Period from