Form 10-Q
period 2016-10-07
PowerComm Holdings Inc.
filed 2016-10-07
CIK 1634424

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2016

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


______________________________________________________________________

POWERCOMM HOLDINGS INC.
BALANCE SHEETS


                                        June 30, 2016  December 31, 2015
                                            ------------   ------------
                                            (UNAUDITED)
ASSETS
Total assets                                $    -	   $    -
                                            ============   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accrued expenses			    $    9,500     $    6,500
                                            ------------   ------------
Total liabilities                                9,500	        6,500
                                            ------------   ------------
Stockholders' deficit
Preferred stock, $0.0001 par value,
20,000,000 shares authorized; none
issued and outstanding as of June 30,2016          -	        -

Common stock, $0.0001 par value, 100,000,000
shares authorized; 20,500,000 and 20,500,000
shares issued
and outstanding as of June 30, 2016
and December 31, 2015, respectively              2,050		2,050

Discount on Common Stock                        (2,050)	       (2,050)

Additional paid-in capital                       1,058	        1,058

Accumulated deficit                            (10,558)	       (7,558)
                                            ------------    ------------

Total stockholders' deficit                    (9,500)	       (6,500)
                                            -----------	    ------------
Total liabilities and stockholders'
deficit                                     $    -	    $    -
                                            ============    ============

The accompanying notes are an integral part of these unaudited financial statements.



                                   2

______________________________________________________________________
POWERCOMM HOLDINGS INC.
STATEMENTS OF OPERATIONS
             					(UNAUDITED)
   	For the period
        For the three  	For the three	 For the six	From January 12, 2015
	Months ended    Months ended	 Months ended	(Inception) Through
	June 30, 2016   June 30, 2015    June 30, 2016	June 30, 2015
                --------------- --------------  --------------    -------------
Revenue		$   -	 	$     -          $  -	      	   $  -

Cost of revenue     -                -              -		      -
                ---------------   ------------   -------------    --------------
Gross profit        -                -

Operating expenses 1,500	     -		     3,000	       712
                ----------------- -------------  -------------	---------------
Operating loss     (1,500)           -              (3,000)           (712)
                ----------------- -------------  -------------  --------------

Loss before income (1,500)           -         	    (3,000)	      (712)
taxes           ---------------- -------------  -------------    --------------

Income tax expense   -               -              -		       -
                --------------   -------------- --------------   --------------
Net loss           $  (1,500)    $   -             $ (3,000)	 $     -
                ================  =============  =============   ===============
Loss per share-
Basic and diluted  $    -      	 $   -	         $    -	         $     -

	 	================  ============   =============  ===============
Weighted average   20,500,000     20,000,000	  20,500,000	   18,816,568
Shares- Basic and ----------------   -------------   ------------- -------------
Diluted


The accompanying notes are an integral part of these unaudited financial statements.



















                                         3

______________________________________________________________________

POWERCOMM HOLDINGS INC.

STATEMENTS OF CASH FLOWS
(UNAUDITED)
			           For the period
                                        		For six months
                                   From January 12	ended
                                   2015 (Inception)	June 30, 2016
                                   Through June 30,
				   2016
                                   --------------	-----------------

OPERATING ACTIVITIES

Net loss                           $   (3,000)		$     (712)
                                   -------------	------------------
Non-cash adjustments to reconcile
net loss to net cash:
Expenses paid for by stockholder
and contributed as capital                _                    712

Changes in Operating Assets and Liabilities:
Accrued expenses                       3,000		        -
                                   -------------	------------------
Net cash used in operating activities     -		        -
                                   -------------	------------------

Net increase in cash                      -		 	-

Cash, beginning of period                 -		        -
                                   -------------	------------------
Cash, end of period                $      -		$       -
                                   =============	==================

Interest paid                      $       -		$	-
                                   =============	==================

Income tax paid                    $       -		$	-
                                   =============	+================


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



BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company's unaudited financial statements. Such unaudited financial statements and accompanying notes are the representations of the Company's management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (GAAP) in all material respects, and have been consistently applied in preparing the accompanying unaudited financial statements.

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) were omitted pursuant to such rules and regulations. The results for the three months ended June 30,2016, are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of June 30, 2016.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The
Company places its cash with high quality banking institutions.
The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2016.




______________________________________________________________________

POWERCOMM HOLDINGS
            Notes to Unaudited Financial Statements


INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2016 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock was exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2016, there are no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained an operating loss of $3,000 from January 1, 2016 to June 30, 2016. The Company had a working capital deficit of $9,500 and an accumulated deficit of $10,558 as of June 30, 2016. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.




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


Note 4   ACCRUED EXPENSE

As of June 30, 2016, the Company had an accrued professional expense of $9,500.


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

The Company is authorized to issue 100,000,000 Shares of common stock and 20,000,000 shares of preferred stock. As of June 30, 2016 20,500,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 6  SUBSEQUENT EVENT

Management has evaluated subsequent events through October 5, 2016, the date which the financial statements were available to be issued.
All subsequent events requiring recognition as of June 30, 2016 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, Subsequent Events.







______________________________________________________________________


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

PowerComm Holdings Inc. was incorporated on January 12, 2015 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

PowerComm Holdings Inc. (PowerComm or the Company) is a blank check company and qualifies as an "emerging growth company" as defined in the Jumpstart Our Business Startups Act which became law in April, 2012.

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

As of June 30, 2016 the Company had not generated revenues and had no income or cash flows from operations since inception. For the six months ended June 30 2016 the Company had sustained a net loss of $3,000, and had an accumulated deficit of $10,558 as of June 30, 2016.

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