Form 10-Q
period 2016-09-30
PowerComm Holdings Inc.
filed 2017-02-16
CIK 1634424

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number               000-55391

POWERCOMM HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware	47-3152668
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒      No  ☐

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class	Outstanding at

Common Stock, par value $0.0001	20,500,000

Documents incorporated by reference:	None

UNAUDITED FINANCIAL STATEMENTS

Unaudited Financial Statements	2-4

Notes to Unaudited Financial Statements	5-8

POWERCOMM HOLDINGS INC.

BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(UNAUDITED)
ASSETS
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accrued expenses	11,000	6,500
Total liabilities	11,000	6,500

Stockholders' deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of September 30,2016	-	-

Common stock, $0.0001 par value, 100,000,000 shares authorized and 20,500,000 shares issued and outstanding as of September 30, 2016	2,050	2,050

Discount on Common Stock	(2,050)	(2,050)

Additional paid-in capital	1,058	1,058

Accumulated deficit	(12,058)	(7,558)

Total stockholders' deficit	(11,000)	(6,500)

Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

POWERCOMM HOLDINGS INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

				For the period
				from January 12
	For the three	For the three	For the nine	2015 (Inception)
	Months ended	Months ended	Months ended	to
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Revenue	$-	$-	$-	$-

Cost of revenue	-	-	-	-

Gross profit	-	-

Operating expenses	1,500	1,727	4,500	2,439

Loss before income taxes	(1,500)	(1,727)	(4,500)	(2,439)

Income tax expense	-	-	-	-

Net loss	$(1,500)	$(1,727)	$(4,500)	$(2,439)

Loss per share- Basic and diluted	$-	$-	$-	$-

Weighted average Shares- Basic and Diluted	20,500,000	19,869,565	20,500,000	19,952,191

The accompanying notes are an integral part of these unaudited financial statements.

POWERCOMM HOLDINGS INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the period from
	For the nine	January 12, 2015
	months ended	(Inception) to
	September 30, 2016	September 30, 2015

OPERATING ACTIVITIES

Net loss	$(4,500)	$(2,439)

Non-cash adjustments to reconcile net loss to net cash:
Expenses paid for by stockholder and contributed as capital		939

Changes in Operating Assets and Liabilities:
Accrued expenses	4,500	1,500

Net cash used in operating activities	-	-

Net increase in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

Interest paid	$-	$-

Income tax paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

POWERCOMM HOLDINGS INC.

Notes to Unaudited Financial Statements

NOTE 1  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

PowerComm Holdings Inc. (formerly White Grotto Acquisition Corporation), (“PowerComm or the “Company") was incorporated on January 12, 2015 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

On September 14, 2015, the Company effected a change in control by the redemption of 19,500,000 shares of then outstanding 20,000,000 shares of common stock. The current officers and directors resigned and David Kwasnik was named the sole officer and director of the company. Pursuant to the change in control, the company changed its name to PowerComnm Holdings, Inc. On September 15, 2015, the Company issued 20,000,000 shares of common stock to David Kwasnik.

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

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") were omitted pursuant to such rules and regulations. The results for the three months ended September 30, 2016, are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of September 30, 2016.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2016.

POWERCOMM HOLDINGS

Notes to Unaudited Financial Statements

INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2016 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock was exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2016, there are no outstanding dilutive securities.

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

NOTE 2 -   GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained an operating loss of $4,500 from January 1,2016 to September 30, 2016. The Company had a working capital deficit of $11,000 and an accumulated deficit of $12,058 as of September 30, 2016. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 -   RECENT ACCOUNTING PRONOUNCEMENTS

On August 26, 2016, the FASB issued Accounting Standard Update 2016-15, Statement of Cash Flows (Topic 230), a consensus of the FASB’s Emerging Issues Task Force. The Update is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows.  The amendments in this Update provide guidance on the following eight specific cash flow issues: Issue 1 - Debt prepayment or debt extinguishment costs.  Issue 2 - Settlement of zero-coupon debt instruments. . Issue 3 - Contingent consideration payments made after a business combination.  Issue 4 - Proceeds from the settlement of insurance claims.  Issue 5 - Proceeds from the settlement of corporate-owned life insurance (COLI) policies, including bank-owned life insurance (BOLI) policies.  Issue 6 - Distributions received from equity method investments.  7 - Beneficial interests in securitization transactions. . Issue 8 - Separately identifiable cash flows and application of the predominance principle.  The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in this Update should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is still in progress of evaluating future impact of adopting this standard.

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

POWERCOMM HOLDINGS INC.

Notes to Unaudited Financial Statements

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

On April 30, 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2015-06 Earnings per Share (Topic 260): Effects on Historical Earnings per units of Master Limited Partnership Dropdown Transaction. Under Topic 260, Earnings per Share, Master Limited partnerships (MPLS) apply the two class method to calculate earnings per unit (EPU) because the general partner, limited partners, and incentive distribution rights holders each participate differently on the distribution of available cash. When a general partner transfers or (“drops down”) net assets to a master limited partnership and that the transaction is accounted for as a transaction between entities under common control, the statement of operations of the master limited partnership are adjusted retrospectively to reflect the dropdown transaction as it occurred on the earliest date during which the entities were under common control. The amendments in this update specify that for the purpose of calculating historical EPU under the two-class method, the earning (losses) of a transferred business before the late dropdown transaction should be allocated entirely to the general partner interest, and previously reported EPU of the limited partners would not change as a result of a dropdown transaction. Qualitative disclosure about how the rights to earnings (losses) differ before and after the dropdown transaction occurs also are required. This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF-14A Earnings Per Share Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions (Topic 260), which has been deleted. Effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted. The amendments in this Update should be applied retrospectively for all financial statements presented. Management is in the process of assessing the impact of this ASU on the Company's financial statements.

NOTE 4   ACCRUED EXPENSE

As of September 30, 2016, the Company had an accrued professional expense of $11,000.

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

The Company is authorized to issue 100,000,000 Shares of common stock and 20,000,000 shares of preferred stock. As of September 30, 2016 20,500,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 6   SUBSEQUENT EVENT

Management has evaluated subsequent events through December 9, 2016, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of September 30, 2016 have been incorporated into these financial statements.

On November 15, 2016, PowerComm Holdings Inc., a Delaware corporation (the “Company”), entered into a stock-for-stock acquisition agreement (the “Acquisition Agreement”) with PowerComm Construction, Inc., a private company organized under the laws of the Commonwealth of Virginia.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PowerComm Holdings Inc. was incorporated on January 12, 2015 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

PowerComm Holdings Inc. (“PowerComm” or the “Company”) is a blank check company and qualifies as an "emerging growth company" as defined in the Jumpstart Our Business Startups Act which became law in April, 2012.

Since inception the Company’s operations to date of the period covered by this report have been limited to issuing shares of common stock to its original shareholders and filing a registration statement on Form 10 on March 2, 2015 with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 as amended to register its class of common Stock and effecting a change of control.

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

As of September 30, 2016 the Company had not generated revenues and had no income or cash flows from operations since inception. For the nine months ended September 30, 2016 the Company had sustained a net loss of $4,500, and had an accumulated deficit of $12,058 as of September 30, 2016.

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

PART II — OTHER INFORMATION

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

Dated: February 14, 2017

