Form 10-K
period 2016-12-31
PowerComm Holdings Inc.
filed 2017-05-16
CIK 1634424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________________

Commission File No. 000-55391

POWERCOMM HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware	47-3152668
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3429 Ramsgate Terrace, Alexandria, Virginia 22309

(Address of principal executive offices)

Issuer’s telephone number: 571-259-8773

Securities Registered pursuant to Section 12(b) of the Act: None

Securities Registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $.0001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $6,000 as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter.

At May 15, 2017, there were 23,330,000 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Throughout this report, unless otherwise designated, the terms “we,” “us,” “our,” “the Company” and “our company” refer to PowerComm Holdings, Inc., a Delaware corporation, and its wholly owned subsidiary, PowerComm Construction, Inc., on a consolidated basis. All amounts in this report are in U.S. Dollars, unless otherwise indicated.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995. The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements. These forward-looking statements are based on our management's expectations and assumptions about future events as of the date of this Annual Report on Form 10-K, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Forward-looking statements include statements about our expectations, beliefs or intentions regarding our product offerings, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance. We undertake no obligation to update, and we do not have a policy of updating or revising, these forward-looking statements.

PART I

ITEM 1. BUSINESS.

THE BUSINESS

Corporate History and General Information

The Company was incorporated in the State of Delaware on January 12, 2015, and was formerly known as White Grotto Acquisition Corporation (“White Grotto” or “White Grotto Acquisition”). The Company is in the business of electric utility, fiber optic, and telecommunications construction and maintenance services.

On September 14, 2015, the Company implemented a change of control by issuing shares to new shareholders, redeeming shares of existing shareholders, electing new officers and directors and accepting the resignations of its then existing officers and directors. In connection with the change of control, the shareholders of the Company and its board of directors unanimously approved the change of the Company’s name from White Grotto Acquisition Corporation to PowerComm Holdings, Inc.

On November 15, 2016, the “Company”, entered into a stock-for-stock acquisition agreement (the “Acquisition Agreement”) with PowerComm Construction, Inc., a private company organized under the laws of the Commonwealth of Virginia (“PCC”). Under the Acquisition Agreement, the Company issued to PCC 200,000 shares of its common stock, valued at $0.0001 per share, in exchange for all of the issued and outstanding stock of PCC. Mr. David Kwasnik, who is the officer, director and majority shareholder of the Company, was the sole shareholder of PCC prior to the acquisition.

For the purposes of disclosures throughout this annual report, when the “Company” is used, it refers to PowerComm Holdings Inc. and its wholly owned subsidiary PCC.

The Company is located at 3429 Ramsgate Terrace, Alexandria, Virginia 22309. The Company’s main phone number is (571) 259-8773. The Company’s fiscal year end is December 31. Neither the Company nor its predecessors have filed for bankruptcy, receivership or any similar proceedings nor are in the process of filing for bankruptcy, receivership or any similar proceedings.

Background

The Company’s independent auditors have issued a report raising substantial doubt about the Company’s ability to continue as a going concern.

Overview

The Company, through its wholly owned subsidiary PCC, installs, connects and services the energy and communications sectors. Experienced PCC teams also build and maintain America’s infrastructure from fiber-optic lines to high voltage lines to cellular communication towers. The current business of PCC is in electric utility, fiber optic, and telecommunications construction and maintenance services. PCC has provided for almost 20 years a diverse range of power services, telecommunications and fiber optic services and cellular services. PCC is a longstanding service provider that works on complex projects for industry leaders. PCC service crews perform electrical power line work on overhead and underground power distribution infrastructures as well as on transmission and sub-transmission lines.

The Business

On November 15, 2016, PowerComm Holdings, Inc., a Delaware corporation, entered into a merger agreement (the “Acquisition”) with PowerComm Construction, Inc., a Virginia corporation (“PCC”). PowerComm Construction is a construction company with expertise in a variety of electric utility, fiber optic, and telecommunications construction and maintenance services and is qualified also to do business in all 50 states, the District of Columbia and Puerto Rico The current business of PCC is in electric utility, fiber optic, and telecommunications construction and maintenance services. PCC installs, connects and services the energy and communications sectors. Experienced PCC teams also build and maintain America’s infrastructure from fiber-optic lines to high voltage lines to cellular communication towers. PCC has its headquarters in Northern Virginia, with offices in Southern Maryland, Nashville, Tennessee, and Washington, D.C. Prior to the Acquisition, the Company had no business or operations. Pursuant to the Acquisition, the Company has acquired the business plan, operations and contracts of its now wholly-owned subsidiary, PowerComm Construction, Inc. (“PCC” or “PowerComm Construction”).

The Company, through its wholly owned subsidiary PCC, installs, connects and services the energy and communications sectors. Experienced PCC teams also build and maintain America’s infrastructure from fiber-optic lines to high voltage lines to cellular communication towers. The current business of PCC is in electric utility, fiber optic, and telecommunications construction and maintenance services. PCC has provided for almost 20 years a diverse range of power services, telecommunications and fiber optic services and cellular services. PCC is a longstanding service provider that works on complex projects for industry leaders. PCC service crews perform electrical power line work on overhead and underground power distribution infrastructures as well as on transmission and sub-transmission lines.

Among other notable achievements in its current business are the following:

o	PCC is a Contractor of Choice (COC) for Pepco /Exelon and was awarded a $56 million contract to perform manhole and conduit installation, repair and paving within the National Capitol region.

o	PCC holds a $4 million plus contract with Pepco Holdings Inc. to conduct manhole inspection and repair that includes the installation of inner-duct, fiber optic cable as well as installation and repair of low voltage (1000 volts or less) cable.

o	PCC has a $5 million plus contract with Pepco Holdings Inc. to provide traffic control services throughout the Washington, D.C. Metro area.

o	PCC recently negotiated a multi-million dollar plus contract with Pepco/Exelon to provide high/low-voltage cabling installation and repair throughout the Washington, D.C. Metro area.

o	PCC was just awarded a multi-million contract with Southern Company to provide electric overhead distribution, transmission installation and repair services to its subsidiaries Georgia Power and Gulf Power through 2020.

o	PCC recently negotiated a multi-million dollar plus contract with RCN to provide fiber-optic cabling installation and repair throughout the Washington, D.C. Metro area.

o	PCC is a certified contractor with Entergy and its affiliates (Entergy Arkansas, Louisiana, Mississippi, New Orleans and Texas), Southern Company and its affiliates (Georgia Power, Alabama Power, Mississippi Power and Gulf power) and Exelon and its affiliates (Pepco Holdings Inc. and Baltimore Gas & Electric), allowing PCC to provide power-related services across much of the United States.

o	In its Cell Tower Division, PCC is recognized as a Master Services Provider for Crown Castle and SBA Communications, two of the largest telecommunications tower owners in the world. PCC manages small cell, Distributed Antenna Systems (“DAS”) and cellular connections for new tower builds, as well as, the installation and repair for leading cell tower companies.

o	PCC recently won inclusion as a Google Fiber Contractor. PCC expects to be able to provide underground and overhead power construction work for planned multi-city, fiber “roll-outs.”

o	PCC has been providing contracting work over several years to many prominent Fortune 500 companies including well-known companies such as AT&T and Sprint and Exelon.

PCC Received National Minority Supplier Development Council Certification

In June, 2016, PCC received minority-owned certification from the Capital Region of the National Minority Supplier Development Council (“NMSDC”). NMSDC is one of the country’s leading corporate membership organizations committed to helping supplier diversity by matching certified minority-owned businesses to its vast network corporate members who wish to purchase their products, services and solutions. Its corporate membership includes many of the largest public and privately-owned companies, as well healthcare companies, colleges and universities. NMSDC maintains rigorous certification standards and PCC anticipates that such certification will provide a large base for growth and potential new projects.

The Company’s Presence in the Market

The Company, through its wholly owned subsidiary PCC, has a specialty in providing power related services, which include power transmission (overhead and underground) as well as distribution (overhead and underground). PCC services include a vast range, spanning pole and tower erection, ground testing, conductor installation, voltage conversion and splicing. PCC possesses all necessary equipment for new construction and maintenance of overhead transmission and distribution power lines and can purchase, rent or lease any additional equipment required to complete a project.

PCC also provides both overhead and underground services in telecom and fiber optics, including splicing, inner duct, pole placement and mapping/planning.

PCC cellular services span a range of tower services and maintenance. For tower services, PCC offers construction (such as tower inspection, installation, testing), civil (such as rooftop installations, shelter work, power plant installation) and additional customized services (such as laptop testing, troubleshooting and integration work). For maintenance services, PCC offers both antenna and line maintenance (such as RF testing, alarm troubleshooting and fiber testing) as well as tower structure maintenance (such as tower customization, inspection and tower decommissioning).

PCC trains its employees in-house, providing instruction in CPR, OSHA 10 and 30 and confined space training. Safety is a priority at PCC, so the company uses ANSI-approved multi-gas monitors in its underground work environment. PCC has annual pole-top rescue training and other bucket truck rescue training. PCC adheres to the APPA (American Public Power Association) safety guideline and manual in its business practices and operations.

PCC is also affiliated with IBEW (International Brotherhood Electrical Workers) to provide the necessary manpower for all its power line projects. The Company currently has agreements in place with multiple IBEW local unions throughout the United States.

Intellectual Property Assets

The Company, through its wholly owned subsidiary PCC, has the following intellectual property assets:

*Trademark for “Get Connected and Feel the Power” [Reg. No. 3,273,692, registered in 2009 with the U.S. Patent and Trademark Office]

*Trademark for PCC and PowerComm Construction, Inc. (as shown in the mark) [Reg. No. 4,706,133, registered 2015 with the U.S. Patent and Trademark Office]

*Trademark for PCC PowerComm Construction, Inc. [Reg. No. 4,815,529, registered 2015 with the U.S. Patent and Trademark Office]

Competition

The Company specializes in providing services related to overhead and underground electrical transmission distribution, construction and maintenance. Since the Company’s services are highly specialized, there are no other firms in the industry that offer the specific set of services offered by the Company. As a result, the Company has a favorable competitive position in the market as the only supplier of its distinctly specialized services and does not anticipate encountering any significant competition in the near future.

Suppliers

The Company obtains its equipment from John Deere, Altec Industries and similar commercial equipment vendors. All other materials utilized by the Company in providing its services are supplied by its customers in accordance with their internal standards and specifications.

Other than as provided in the foregoing, currently, the Company has no other principal suppliers or strategic partners.

Customers

PCC works with a wide range of industry leaders, which include the following clients:

- Potomac Electric Power Co.

-Southern Company (and its affiliates Georgia Power and Gulf Power)

-Pepco Holdings Inc.

-Exelon

-Entergy

-AT&T

-Sprint

-Spectrum Wireless Solutions

-Crown Castle

-Ansco & Associates, LLC

-SBA Communications

-Google

-NES

- RCN Communications Inc.

Based on past performance, the Company is dependent on revenues generated from Potomac Electric Power Co. (“PEPCO”). For the years ended December 31, 2016 and 2015, service revenue to PEPCO accounted for 98% and 95% of the Company’s net revenue, respectively. Accounts receivable due from PEPCO accounted for 100% of the Company accounts receivable balances as of both December 31, 2016 and 2015.

Employees

PowerComm Holdings, Inc. only has 1 employee and PCC has approximately 45 employees.

Revenue

The Company had total revenues of approximately $2,898,970 for the year ended December 31, 2016 and approximately $3,063,319 for the year ended December 31, 2015.

Effect of Existing or Probable Governmental Regulation

Not applicable.

Costs and Effects of Compliance with Environmental Laws

Not applicable.

Legal Matters

In April 2014, Gregory Randolf, a former employee of the Company filed a Class Action Labor Lawsuit against the Company in the Maryland District Court. The lawsuit alleges that he and 48 other flaggers of the Company were not paid overtime pay which in Maryland is time and ½. The Company believes that Mr. Randolf’s testimony as to the amount of hours he worked was completely false and that he was correctly paid for the hours he worked per his time slips. As of December 2015, the Company has offered $100,000 to settle the case and is now waiting to hear if the Judge will accept the terms of the settlement. The Company accrued contingent loss of $100,000 during the year ended December 31, 2014. No additional contingent liability was accrued during the year ended December 31, 2015. On April 28, 2016, the settlement agreement was approved by court and judgment for plaintiffs was entered in the amount of $100,000. On April 29, 2016, the company made payments to plaintiffs in the total amount of $100,000. On November 21, 2016, the court ordered that the plaintiff’s revised petition for award of attorneys’ fees and costs was granted, and that the Company is responsible for payment of $188,616, payable in twenty-four (24) installments starting December 2, 2016. As of December 31, 2016, the unpaid balance amounted to $172,898, of which $86,449 was recorded in Accrued Expense and $86,449 was recorded in Other Liabilities.

In May, 2015, the Company filed a complaint against Riverport Insurance Services (“Riverport”) in Circuit Court for Montgomery County, Maryland, for failing to defend a workers’ compensation claim previously filed against the Company. The Company is seeking a declaration from the Court that Riverport owned the Company a duty to defend the subject workers’ compensation claim. The Company seeks recovery of attorneys’ fees and costs incurred in defending against the claim, and attorneys’ fees and costs incurred in litigating the complaint. Trial for this litigation was scheduled for June 2, 2016. On September 14, 2016, a judgment of the litigation against Riverport was entered in favor of the Company in the amount of approximately $45,000. No contingent gain was recorded by the Company as of December 31, 2016.

THE COMPANY

Change of Control

The Company was incorporated in the State of Delaware on January 12, 2015, and was formerly known as White Grotto Acquisition Corporation (“White Grotto” or “White Grotto Acquisition”).

On September 14, 2015, the Company implemented a change of control by issuing shares to new shareholders, redeeming shares of existing shareholders, electing new officers and directors and accepting the resignations of its then existing officers and directors. In connection with the change of control, the shareholders of the Company and its board of directors unanimously approved the change of the Company’s name from White Grotto Acquisition Corporation to PowerComm Holdings, Inc.

On November 15, 2016, the “Company”, entered into a stock-for-stock acquisition agreement (the “Acquisition Agreement”) with PowerComm Construction, Inc., a private company organized under the laws of the Commonwealth of Virginia (“PCC”). Under the Acquisition Agreement, the Company issued to PCC 200,000 shares of its common stock, valued at $0.0001 per share, in exchange for all of the issued and outstanding stock of PCC. Mr. David Kwasnik, who is the officer, director and majority shareholder of the Company, was the sole shareholder of PCC prior to the acquisition.

Relationship with Tiber Creek Corporation

David Kwasnik, the sole officer and director of the Company, previously entered into an engagement agreement with Tiber Creek Corporation, a Delaware corporation (“Tiber Creek”), whereby Tiber Creek would provide assistance to David Kwasnik in effecting transactions for PCC to combine with a public reporting company, including: transferring control of such reporting company to David Kwasnik; preparing the business combination agreement; effecting the business combination; causing the preparation and filing of forms, including a registration statement, with the Securities and Exchange Commission; assist in listing its securities on a trading exchange; and assist in establishing and maintaining relationships with market makers and broker-dealers.

Under the agreement, the Company’s then-current shareholders, Tiber Creek and MB Americus, LLC, a California limited liability company (“MB Americus”), were permitted to retain the aggregate total of 500,000 shares.

In general, Tiber Creek holds interests in inactive Delaware corporations which may be used by issuers (such as the Company) to reincorporate their business in the State of Delaware and capitalize the issuer at a level and in a manner (i.e. the number of authorized shares and rights and preferences of shareholders) that is appropriate for a public company. Otherwise, these corporations are inactive, and Tiber Creek does not conduct any business in such corporations.

James Cassidy and James McKillop (who is the sole owner of MB Americus, an affiliate of Tiber Creek) serve only as interim officers and directors of these corporations (such as White Grotto Acquisition Corporation) until such time as the changes of control in such corporations are effectuated to the ultimate registering issuers. As the role of Tiber Creek is essentially limited to preparing the corporate structure and organizing the Company for becoming a public company, the roles of Mr. Cassidy and Mr. McKillop are generally limited to facilitating such change of control and securities registration transactions.

Intellectual Property

The Company, through its wholly owned subsidiary PCC, has the following intellectual property assets:

•	Trademark for “Get Connected and Feel the Power” [Reg. No. 3,273,692, registered in 2009 with the U.S. Patent and Trademark Office]
•	Trademark for PCC and PowerComm Construction, Inc. (as shown in the mark) [Reg. No. 4,706,133, registered 2015 with the U.S. Patent and Trademark Office]
•	Trademark for PCC PowerComm Construction, Inc. [Reg. No. 4,815,529, registered 2015 with the U.S. Patent and Trademark Office]

Research and Development

The Company has not to date undertaken, and does not currently plan to undertake, any material research and development activities.

Employees

PowerComm Holdings, Inc. only has 1 employee and PCC has approximately 45 employees.

David Kwasnik is the sole officer and director of the Company. Mr. Kwasnik has allocated time to the activities of the Company and receives compensation from PCC.

There are no agreements or understandings for the officer or director to resign at the request of another person and the above- named officer and director is not acting on behalf of nor will act at the direction of any other person.

Set forth below are the names of the director and officer of the Company, all positions and offices with the Company held, the period during which they have served as such, and the business experience during at least the last five years:

David Kwasnik serves as the President, Secretary, Treasurer and sole officer and director of the Company, positions at the Company that he has held since September 2015. Since 1995, Mr. Kwasnik has served as the president and chief executive officer of PowerComm Construction, a privately-held company. He has managed and directed all aspects and technological operations, procurement and project management activities for the company's telecommunications, power transmission and distribution construction projects.

Property

The Company has administrative offices located at 3429 Ramsgate Terrace, Alexandria, Virginia 22309.

The Company entered into a lease agreement on January 31, 2014 for approximately 22,000 square feet to rent office space located at 6000 Walker Mill Road, Capitol Heights MD. The Company pays $3,500 per month and term is month-to-month.

In addition, the Company entered into a lease agreement on July 1, 2016 for a 200 square foot office space located at 110 Maryland Avenue Washington, DC. The Company pays $800 per month and the term is month-to-month.

Subsidiaries

The Company has one subsidiary, which it wholly owns: PowerComm Construction Inc.

Reports to Security Holders

In March 2015, the Company (as White Grotto Acquisition Corporation) filed a Form 10-12G general registration of securities pursuant to the Securities Exchange Act of 1934 and is a reporting company pursuant such Act and files with the Securities and Exchange Commission quarterly and annual reports and management shareholding information. The Company intends to deliver a copy of its annual report to its security holders, and will voluntarily send a copy of the annual report, including audited financial statements, to any registered shareholder who requests the same.

The Company’s documents filed with the Securities and Exchange Commission may be inspected at the Commission’s principal office in Washington, D.C. Copies of all or any part of the registration statement may be obtained from the Public Reference Section of the Securities and Exchange Commission, 100 F Street N.E., Washington, D.C. 20549. Call the Commission at 1-800-SEC-0330 for further information on the operation of the public reference rooms. The Securities and Exchange Commission also maintains a web site at http://www.sec.gov that contains reports, proxy statements and information regarding registrants that file electronically with the Commission. All of the Company’s filings may be located under the CIK number 0001634424.

PLAN OF OPERATION

Summary

Background

The Company specializes in providing services related to overhead and underground electrical transmission distribution, construction and maintenance.

PowerComm Holdings Inc. was originally named White Grotto Acquisition Corporation ("White Grotto") and incorporated on January 12, 2015 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

In March, 2015, White Grotto Acquisition Corporation filed a registration statement with the Securities and Exchange Commission on Form 10-12g pursuant to Securities Exchange Act of 1934 and became a public reporting company.

On September 14, 2015, PowerComm Holdings, Inc. effected a change in control of White Grotto Acquisition Corporation. As part of that change in control, the then officers and directors of White Grotto resigned, the Company redeemed 19,500,000 shares of the then 20,000,000 shares of common stock outstanding. David L. Kwasnik, Sr. was appointed the sole officer and director of the Company and the Company issued 20,000,000 shares of common stock to Mr. Kwasnik. In addition, the Company changed its name to PowerComm Holdings Inc.

On November 15, 2016, PowerComm Holdings Inc. entered into a stock-for-stock acquisition agreement (the “Acquisition Agreement”) with PowerComm Construction, Inc., a private company organized under the laws of the Commonwealth of Virginia (“PCC”). Under the Acquisition Agreement, the Company issued to PCC 200,000 shares of its common stock, valued at $0.001 per share, in exchange for all of the issued and outstanding stock of PCC. Mr. David Kwasnik, who is the officer, director and majority shareholder of the Company, was the sole shareholder of PCC prior to the acquisition

The Company's corporate offices are located at 3429 Ramsgate Terrace, Alexandria, Virginia 22309. The Company's email address is dkwasnik@powercommconstruction.com, and its website is www.PowerCommConstruction.com. The Company’s telephone number is 703-746-8980.

The Company has only recently emerged from its status as a development-stage company, and it has limited operating history and is expected to experience losses in the near term. The Company’s independent auditors have issued a report raising substantial doubt about the Company’s ability to continue as a going concern.

Business Summary

Overview

The Company, through its wholly owned subsidiary PowerComm Construction, Inc., installs, connects and services the energy and communications sectors. Experienced PCC teams also build and maintain America’s infrastructure from fiber-optic lines to high voltage lines to cellular communication towers. The current business of PCC is in electric utility, fiber optic, and telecommunications construction and maintenance services. PCC has provided for almost 20 years a diverse range of power services, telecommunications and fiber optic services and cellular services. PCC is a longstanding service provider that works on complex projects for industry leaders. PCC service crews perform electrical power line work on overhead and underground power distribution infrastructures as well as on transmission and sub-transmission lines.

Potential Revenue

The Company intends to earn revenue from the operations of its wholly owned subsidiary, PowerComm Construction, Inc., which provides services related to overhead and underground electrical transmission distribution, construction and maintenance.

Developments in 2016

On November 15, 2016, PowerComm Holdings, Inc. a Delaware corporation (the “Company”), entered into a merger agreement (the “Acquisition”) with PowerComm Construction, Inc., a Virginia corporation (“PCC”). The Acquisition was effected by the Company through the exchange of all the outstanding shares of common stock of PowerComm for 200,000 shares of common stock of the Company. At the time of the Acquisition, there was one shareholder of the Company who is also a shareholder and president of PowerComm Construction. PCC has become a wholly owned subsidiary of the Company and the Company has taken over its operations and business plan. Prior to the Acquisition, the Company had no ongoing business or operations. PowerComm Construction is a construction company with expertise in a variety of electric utility, fiber optic, and telecommunications construction and maintenance services and is qualified also to do business in all 50 states, the District of Columbia and Puerto Rico The current business of PCC is in electric utility, fiber optic, and telecommunications construction and maintenance services. PCC installs, connects and services the energy and communications sectors. Experienced PCC teams also build and maintain America’s infrastructure from fiber-optic lines to high voltage lines to cellular communication towers. PCC has its headquarters in Northern Virginia, with offices in Southern Maryland, Nashville, Tennessee, and Washington, D.C.

On September 14, 2016, the accounting firm, Anton & Chia, LLP, (Anton & Chia), Newport Beach, California, determined not to continue with the Company. The firm of Anton & Chia had no disagreement with the Company. Anton & Chia had not performed any services for the Company since June 30, 2015 prior to its change in control and change of name from White Grotto Acquisition Corporation. On October 16, 2015 (the "Engagement Date"), the Company engaged KCCW Accountancy Corp., PCAOB registered, Certified Public Accountants as its independent registered public accounting firm. The decision to engage KCCW as the Company's independent registered public accounting firm was approved by the Company's Board of Directors.

ITEM 1A. RISK FACTORS.

The Company’s independent auditors have issued a report raising a substantial doubt of the Company’s ability to continue as a going concern.

In their audited financial report, the Company’s independent auditors have issued a comment that unless the Company is able to generate sufficient cash flows from operations and/or obtain additional financing, there is a substantial doubt as to its ability to continue as a going concern. The Company anticipates that it would need approximately $1,000,000 over the next 12 months to continue as a going concern expand its operations in accordance with its current business plan.

As of December 31, 2016, the Company has posted a net loss of $583,644 and has an accumulated deficit of $583,644. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

The uncertain nature of the markets for our services make the prediction of future results of operations extremely difficult.

An investor will be required to make an investment decision based solely on the Company management’s history and its operations in light of the risks, expenses and uncertainties that may be encountered by engaging in the Company’s industry. These risks include, but are not limited to:

•	Whether we can successfully market and execute our business model;

•	Whether the demand for our proposed services will grow to a level sufficient to support our operations;

•	Whether governing laws, regulations or regulatory initiatives will force us to discontinue or alter certain business operations or practices;

•	Whether our technology partners can respond effectively to market changes;

•	Whether we and our strategic partners can develop and maintain products and services that are equal or superior to the services and products of competitors;

•	Whether we can maintain strong alliances with those to whom we outsource our data and technology needs; and

•	Whether we can generate the funds as needed to sell the services we intend to offer, and attract, retain, and motivate qualified personnel.

There can be no assurance that we can be successful in addressing these risks.  The uncertain nature of the markets for our services make the prediction of future results of operations extremely difficult.  As a result of the foregoing factors and the other factors identified herein, there can be no assurance that we will ever operate profitably on a quarterly or annual basis.

Being a public company may strain the Company’s resources, divert management’s attention and affect its ability to attract and retain qualified officers and directors.

As a reporting company, the Company is already subject to the reporting requirements of the Securities Exchange Act of 1934. However, the requirements of these laws and the rules and regulations promulgated thereunder entail significant accounting, legal and financial compliance costs which may be prohibitive to the Company as it develops its business plan, services and scope. These costs have made, and will continue to make, some activities more difficult, time consuming or costly and may place significant strain on its personnel, systems and resources.

The Securities Exchange Act requires, among other things, that companies maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain the requisite disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight are required. As a result, management’s attention may be diverted from other business concerns, which could have a material adverse effect on the development of the Company’s business, financial condition and results of operations.

These rules and regulations may also make it difficult and expensive for the Company to obtain director and officer liability insurance. If the Company is unable to obtain adequate director and officer insurance, its ability to recruit and retain qualified officers and directors, especially those directors who may be deemed independent, will be significantly curtailed.

The Company expects to incur additional expenses and may not be profitable.

The Company will need to continue generating revenue to achieve and maintain profitability. To become profitable, the Company must successfully develop and market its technologies and services. These processes involve many factors that are beyond the Company’s control, including the type of competition that the Company may encounter. Ultimately, in spite of the Company’s best or reasonable efforts, the Company may never actually generate revenues sufficient to cover operating expenses or achieve and maintain profitability.

If the Company is unable to generate sufficient cash, it may find it necessary to curtail acquisition and operational activities.

The Company’s business plan hinges on its ability to acquire, develop, market and commercialize its services. If the Company is unable to acquire, develop, market and/or commercialize its services, then it would not be able to proceed with its business plan or possibly to successfully develop its planned operations at all.

No formal market survey has been conducted.

No independent marketing survey has been performed to determine the potential demand for the Company’s services. Nor has the Company conducted marketing studies regarding whether such services would actually be marketable. No assurances can be given that upon marketing, the Company will be able to develop a sufficient customer base and business segment to sustain the Company’s operations on a continued basis.

No assurance of market acceptance.

Even if the Company successfully commercializes its services, there can be no assurance that the market reception will be positive for the Company or its ventures.

The loss of any of the Company's largest customers could have a material adverse effect on its business.

Based on past performance, the Company is dependent on revenues generated from Potomac Electric Power Co (“PEPCO”). For the years ended December 31, 2016 and 2015, service revenue to PEPCO accounted for 98% and 95% of the Company’s net revenue, respectively. Accounts receivable due from PEPCO accounted for 100% of the Company accounts receivable balances as of both December 31, 2016 and 2015.

If our largest customers terminate their relationships with the Company at any time or under certain circumstances cancel or delay orders, the Company's sales and its business condition may be adversely affected.

One of the Company’s officers and directors beneficially owns a majority, and will continue to own a near-majority, of the Company’s common stock and, as a result, can exercise control over stockholder and corporate actions.

Mr. David Kwasnik, an officer and director of the Company, is currently the beneficial owner of a majority of the Company’s outstanding common stock. As such, he will be able to control most matters requiring approval by stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control, which in turn could have a material adverse effect on the market price of the Company’s common stock or prevent stockholders from realizing a premium over the market price for their shares.

The Company depends on its management team to manage its business effectively.

The Company’s future success is dependent in large part upon its ability to understand and develop the business plan and to attract and retain highly skilled management, operational and executive personnel. In particular, due to the relatively early stage of the Company’s business, its future success is highly dependent on its officers, to provide the necessary experience and background to execute the Company’s business plan. The loss of any officer’s services could impede, particularly initially as the Company builds a record and reputation, its ability to develop its objectives and as such would negatively impact the Company’s possible overall development.

We may become subject to government regulation and legal uncertainties, which may adversely affect our business.

We may become subject to new laws and regulations directly applicable to our business.  If we are found to be in violation of any current or future regulations, we could be exposed to financial liability, including substantial fines which could be imposed on a per transaction basis; forced to change our business practices; or forced to cease doing business altogether or with the residents of one or more states or countries.

There has been no prior public market for the Company’s securities and the lack of such a market may make resale of the stock difficult.

No prior public market has existed for the Company’s securities and the Company cannot assure any investor that a market will develop subsequent to this offering. An investor must be fully aware of the long-term nature of an investment in the Company. The Company intends to apply for quotation of its common stock on the OTC Bulletin Board as soon as possible, which may be while this offering is still in process. To qualify for quotation on the OTC Bulletin Board, an equity security must have one registered broker-dealer, known as the market maker, willing to list bid or sale quotations and to sponsor the company listing (currently, the Company does not have an arrangement with any such market maker to qualify the Company’s securities for quotation on the OTC Bulletin Board). Moreover, the Company does not know if it will be successful in such application for quotation on the OTC bulletin board, how long such application will take, or, that if successful, that a market for the common stock will ever develop or continue on the OTC Bulletin Board. If for any reason the common stock is not listed on the OTC Bulletin Board or a public trading market does not otherwise develop, investors in the offering may have difficulty selling their common stock should they desire to do so. If the Company is not successful in its application for quotation on the OTC Bulletin Board, it will apply to have its securities quoted by the Pink OTC Markets, Inc., real-time quotation service for over-the-counter equities.

Shares of common stock in the Company are subject to resale restrictions imposed by Rule 144 of the Securities and Exchange Commission.

The shares of common stock held by current shareholders are “restricted securities” subject to the limitations of Rule 144 under the Securities Act. In general, securities can be sold pursuant to Rule 144 after being fully-paid and held for more than 12 months. Shares of the Company’s common stock are subject to Rule 144 resale restrictions, and accordingly, investors are subject to such resale limitations.

The Company does not intend to pay dividends to its stockholders, so investors will not receive any return on investment in the Company prior to selling their interest in it.

The Company does not project paying dividends but anticipates that it will retain future earnings for funding the Company’s growth and development. Therefore, investors should not expect the Company to pay dividends in the foreseeable future. As a result, investors will not receive any return on their investment prior to selling their shares in the Company, if and when a market for such shares develops. Furthermore, even if a market for the Company’s securities does develop, there is no guarantee that the market price for the shares would be equal to or more than the initial per share investment price paid by any investor. There is a possibility that the shares could lose all or a significant portion of their value from the initial price paid in this offering.

The Company’s stock may be considered a penny stock and any investment in the Company’s stock will be considered a high-risk investment and subject to restrictions on marketability.

If the Company’s common stock shares commence trading, the trading price of the Company’s common stock may be below $5.00 per share. If the price of the common stock is below such level, trading in its common stock would be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended. These rules require additional disclosure by broker-dealers in connection with any trades generally involving any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such rules require the delivery, before any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must determine the suitability of the penny stock for the purchaser and receive the purchaser’s written consent to the transactions before sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Company’s common stock which could impact the liquidity of the Company’s common stock.

The Company's election not to opt out of JOBS Act extended accounting transition period may not make its financial statements easily comparable to other companies.

Pursuant to the JOBS Act of 2012, as an emerging growth company the Company can elect to opt out of the extended transition period for any new or revised accounting standards that may be issued by the PCAOB or the SEC. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the standard for the private company. This may make comparison of the Company's financial statements with any other public company which is not either an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible as possible different or revised standards may be used.

The recently enacted JOBS Act will also allow the Company to postpone the date by which it must comply with certain laws and regulations intended to protect investors and to reduce the amount of information provided in reports filed with the SEC.

The recently enacted JOBS Act is intended to reduce the regulatory burden on “emerging growth companies. The Company meets the definition of an emerging growth company and so long as it qualifies as an “emerging growth company,” it will, among other things:

-be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that its independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting;

-be exempt from the “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Act and certain disclosure requirements of the Dodd- Frank Act relating to compensation of its chief executive officer;

-be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Securities Exchange Act of 1934 and instead provide a reduced level of disclosure concerning executive compensation; and

-be exempt from any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report on the financial statements.

Although the Company is still evaluating the JOBS Act, it currently intends to take advantage of some or all of the reduced regulatory and reporting requirements that will be available to it so long as it qualifies as an “emerging growth company”. The Company has elected not to opt out of the extension of time to comply with new or revised financial accounting standards available under Section 102(b) of the JOBS Act. Among other things, this means that the Company's independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of the Company's internal control over financial reporting so long as it qualifies as an emerging growth company, which may increase the risk that weaknesses or deficiencies in the internal control over financial reporting go undetected. Likewise, so long as it qualifies as an emerging growth company, the Company may elect not to provide certain information, including certain financial information and certain information regarding compensation of executive officers that would otherwise have been required to provide in filings with the SEC, which may make it more difficult for investors and securities analysts to evaluate the Company. As a result, investor confidence in the Company and the market price of its common stock may be adversely affected.

The Company is subject to the potential factors of market and customer changes.

The business of the Company is susceptible to rapidly changing preferences of the marketplace and its customers. The needs of customers are subject to constant change. Although the Company intends to carry out its plan of offering online gaming technologies and services to satisfy changing customer demands in the marketplace, there can be no assurance that funds for such expenditures will be available or that the Company’s competition will not develop similar or superior capabilities or that the Company will be successful in its internal efforts. The future success of the Company will depend in part on its ability to respond effectively to rapidly changing trends, industry standards and customer requirements.

General economic factors may adversely affect the Company’s financial performance.

Economic conditions beyond the Company’s control, such as increased unemployment levels, inflation, increases in fuel, other energy costs and interest rates, lack of available credit, erosion in consumer confidence and other factors affecting disposable consumer income may adversely affect the Company’s business. Many of those factors, as well as commodity rates, transportation costs, costs of labor, insurance and healthcare, foreign exchange rate fluctuations, lease costs, changes in other laws and regulations and other economic factors, also affect the Company’s cost of goods sold as well as its general and administrative expenses, which may adversely affect sales or profitability.

The Company has authorized the issuance of preferred stock with certain preferences.

The board of directors of the Company is authorized to issue up to 20,000,000 shares of $0.0001 par value preferred stock. The board of directors has the power to establish the dividend rates, liquidation preferences, and voting rights of any series of preferred stock, and these rights may be superior to the rights of holders of shares of the Company’s common stock. The board of directors may also establish redemption and conversion terms and privileges with respect to any shares of preferred stock. Any such preferences may operate to the detriment of the rights of the holders of the shares of the Company’s common stock, and further, could be used by the board of directors as a device to prevent a change in control of the Company. No such preferred shares or preferences have been issued to date, but such shares or preferences may be issued at a later time, subject to the sole discretion of the board of directors.

Intellectual property and/or trade secret protection may be inadequate.

There can be no assurance that the Company can obtain effective protection against unauthorized duplication or the introduction of substantially similar solutions and services.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

The Company has administrative offices located at 3429 Ramsgate Terrace, Alexandria, Virginia 22309.

The Company entered into an agreement on January 31, 2014 for approximately 22,000 square feet to rent office space located at 6000 Walker Mill Road, Capitol Heights MD. The Company pays $3,500 per month and the term is month-to-month.

In addition, the Company entered into an agreement on July 1, 2016 for a 200 square foot office space located at 110 Maryland Avenue Washington, DC. The Company pays $800 per month and the term is month-to-month.

ITEM 3. LEGAL PROCEEDINGS.

In April 2014, Gregory Randolf, a former employee of the Company filed a Class Action Labor Lawsuit against the Company in the Maryland District Court. The lawsuit alleges that he and 48 other flaggers of the Company were not paid overtime pay which in Maryland is time and ½. The Company believes that Mr. Randolf’s testimony as to the amount of hours he worked was completely false and that he was correctly paid for the hours he worked per his time slips. As of December 2015, the Company has offered $100,000 to settle the case and is now waiting to hear if the Judge will accept the terms of the settlement. The Company accrued contingent loss of $100,000 during the year ended December 31, 2014. No additional contingent liability was accrued during the year ended December 31, 2015. On April 28, 2016, the settlement agreement was approved by court and judgment for plaintiffs was entered in the amount of $100,000. On April 29, 2016, the company made payments to plaintiffs in the total amount of $100,000. On November 21, 2016, the court ordered that the plaintiff’s revised petition for award of attorneys’ fees and costs was granted, and that the Company is responsible for payment of $188,616, payable in twenty-four (24) installments starting December 2, 2016. As of December 31, 2016, the unpaid balance amounted to $172,898, of which $86,449 was recorded in Accrued Expense and $86,449 was recorded in Other Liabilities.

In May, 2015, the Company filed a complaint against Riverport Insurance Services (“Riverport”) in Circuit Court for Montgomery County, Maryland, for failing to defend a workers’ compensation claim previously filed against the Company. The Company is seeking a declaration from the Court that Riverport owned the Company a duty to defend the subject workers’ compensation claim. The Company seeks recovery of attorneys’ fees and costs incurred in defending against the claim, and attorneys’ fees and costs incurred in litigating the complaint. Trial for this litigation was scheduled for June 2, 2016. On September 14, 2016, a judgment of the litigation against Riverport was entered in favor of the Company in the amount of approximately $45,000. No contingent gain was recorded by the Company as of December 31, 2016.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is currently no public market for the Company's securities.

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

Holders

As of May 15, 2017, there were approximately 40 stockholders.

Dividends

We have not paid, nor declared, any cash dividends since our inception and do not intend to declare or pay any such dividends in the foreseeable future. Our ability to pay cash dividends is subject to limitations imposed by state law.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the year ended December 31, 2016, neither PowerComm Holdings, Inc. nor its wholly owned subsidiary PCC had compensation plans (including individual compensation arrangements) under which our Common Stock was authorized for issuance.

The Company’s management will review the adoption of an equity compensation plan in the future.

Recent sales of unregistered securities

The Company has issued the following securities in the last three (3) years. All such securities were issued pursuant to an exemption from registration of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering, as noted below. Each of these transactions was issued as part of a private placement of securities by the Company in which (i) no general advertising or solicitation was used, and (ii) the investors purchasing securities were acquiring the same for investment purposes only, without a view to resale. Furthermore, no underwriters participated or effectuated any of the transactions specified below. Also, no underwriting discounts or commissions applied to any of the transactions set forth below. All potential investors were contacted personally and possessed at the time of their investment bona fide substantive, pre-existing business relationships with the Company and/or its officers, directors and affiliates. No potential investors were contacted through other means, and no general advertising or general solicitation was used to solicit any investors.

In the past three years, the Company has sold securities which were not registered as follows:

The Company (as White Grotto Acquisition Corporation) issued and aggregate of 20,000,000 common shares on formation in January 2015 pro rata (10,000,000 each) to James Cassidy and James McKillop, at a purchase price equal to $0.0001 per share, of which all but an aggregate of 500,000 shares were redeemed pro rata at the purchase price.

On September 16, 2015, the Company issued 20,000,000 shares of its common stock to David Kwasnik, at a purchase price equal to $0.0001 per share, as part of a change in control.

On November 15, 2016, pursuant to the Acquisition, the Company issued 200,000 shares of its common stock, valued at $0.001 per share, in exchange for all the outstanding shares of PCC then held by the sole shareholder, David Kwasnik.

On April 12, 2017, the Company issued 160,000 shares of its common stock to 16 shareholders, at a purchase price equal to $0.001 per share, as part of a private placement for total proceeds of $160.00, pursuant to executed subscription agreements under a Regulation D offering or other private placement of securities. Each of these transactions was issued as part of the private placement of securities by the Company in which no underwriting discounts or commissions applied to any of the transactions. The Company conducted such private placement offering in order to build a base of shareholders and establish relationships with a variety of shareholders. Tiber Creek Corporation did not assist the Company in conducting the offering.

On April 12, 2017, the Company issued 2,470,000 shares of its common stock to 28 employees and consultants, at a cost basis of $0.001 per share, in exchange for services rendered to the Company.

ITEM 6. SELECTED FINANCIAL DATA.

As a “smaller reporting company,” we have elected not to provide the disclosure required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our audited consolidated financial statements and notes to our financial statements included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors discussed elsewhere in this report.

Certain information included herein contains statements that may be considered forward-looking statements, such as statements relating to our anticipated revenues, gross margin and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity, and financing sources. This forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include those relating to our liquidity requirements, the continued growth of the software industry, the success of our product development, marketing and sales activities, vigorous competition in the software industry, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, the inherent uncertainty and costs of prolonged arbitration or litigation, and changes in federal or state tax laws or the administration of such laws.

Overview

The Company, through its wholly owned subsidiary PCC, installs, connects and services the energy and communications sectors. Experienced PCC teams also build and maintain America’s infrastructure from fiber-optic lines to high voltage lines to cellular communication towers. The current business of PCC is in electric utility, fiber optic, and telecommunications construction and maintenance services. PCC has provided for almost 20 years a diverse range of power services, telecommunications and fiber optic services and cellular services. PCC is a longstanding service provider that works on complex projects for industry leaders. PCC service crews perform electrical power line work on overhead and underground power distribution infrastructures as well as on transmission and sub-transmission lines.

The Company has expertise in a variety of electric utility, fiber optic, and telecommunications construction and maintenance services and is qualified also to do business in all 50 states, the District of Columbia and Puerto Rico The current business of the Company is in electric utility, fiber optic, and telecommunications construction and maintenance services. The Company installs, connects and services the energy and communications sectors. Experienced teams also build and maintain America’s infrastructure from fiber-optic lines to high voltage lines to cellular communication towers. The Company has its headquarters in Northern Virginia, with offices in Southern Maryland, Nashville, Tennessee, and Washington, D.C.

As of December 31, 2016, the Company had shareholders' deficit of $583,644, and a cash balance of $49,744. During the year ended December 31, 2016, the Company incurred a net loss of $583,644.

The Company anticipates that it would need approximately $1,000,000 over the next 12 months to continue as a going concern, satisfy its capital commitments and continue its operations in accordance with its current business plan. The Chief Executive Officer and several shareholders plan to continue to fund the Company’s operations during the next 12 months or until the Company can generate an ongoing source of capital sufficient to independently continue its operations.

As of December 31, 2016, the Company had an accumulated deficit of $583,644. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

The Company’s independent auditors have expressed substantial doubt as to the ability of the Company to continue as a going concern. Unless the Company is able to generate sufficient cash flow from operations and/or obtain additional financing, there is a substantial doubt as to the ability of the company to continue as a going concern.

Potential Revenue

The Company intends to earn revenue from executing its business plan and continuing to provide electric utility, fiber optic, and telecommunications construction and maintenance services through its wholly owned subsidiary, PowerComm Construction, Inc.

Alternative Financial Planning

The Company has no alternative financial plans at the moment. If the Company is not able to successfully raise monies as needed through a private placement or other securities offering (including, but not limited to, a primary public offering of securities), the Company’s ability to survive as a going concern and implement any part of its business plan or strategy will be severely jeopardized. If the Company is unable to raise funds through equity sales or otherwise, the Company may also consider selling some of its silver holdings in the future to finance other operations.

The Company does not anticipate that it will generate revenue sufficient to cover its planned operating expenses, and the Company must obtain additional financing in order to develop and implement its business plan and proposed operations. If the Company is not successful in generating sufficient revenues and/or obtaining additional funding to develop its business plan and proposed operations, this could have a material adverse effect on its business, results of operations liquidity and financial condition.

The Company does not anticipate that it will generate revenue sufficient to cover its planned operating expenses, and the Company must obtain additional financial in order to develop and implement its business plan and proposed operations. If the Company is not successful in generating sufficient revenues and/or obtaining additional funding to develop its business plan and proposed operations, this could have a material adverse effect on its business, results of operations liquidity and financial condition.

Results of Operations

Comparison of Years Ended December 31, 2016 and 2015

Revenues and Costs of Revenue

Our total revenue was $2,898,970 and $3,063,319 for the years ended December 31, 2016 and 2015, respectively, representing a decrease of $164,349, or approximately 5%, in 2016. The decrease in our revenue in 2016, as compared to 2015, is the result of changes in general economic conditions causing less demand for our services.

Our cost of revenue was $1,958,064 and $1,902,027 for the years ended December 31, 2016 and 2015, respectively, representing an increase of $56,037, or approximately 3%, in 2016 comparing that in 2015. The increase is the result of changes in general economic conditions causing increases in our expenses.

Although the net changes and percent changes for our revenues and our cost of revenue for years ended December 31, 2016 and 2015 are summarized above, these trends should not be viewed as a definitive indication of our future results.

Gross profit analysis

Gross profit was $940,906 and $1,161,292 for the years ending December 2016 and 2015 respectively, resulting a decrease of $220 thousand from 2016 to 2015. The decrease was mainly due to the decrease in revenue amounted to $164 thousand and the increase in cost of revenue amounted to $56 thousand.

Operating Expenses and Other Expenses

General and administrative expenses for our operations were $1,482,180 and $1,194,127 for the years ended December 31, 2016 and 2015 respectively, representing an increase of $288,053, or approximately 24%, in 2016 comparing that in 2015. The increase in our general and administrative expenses in 2016, as compared to 2015, reflects additional costs related to corporate transactions, increased marketing efforts, and related matters.

Interest expense was $42,370 and $32,022 in the years ended December 31, 2016 and 2015 respectively. The change in interest expense for the year-end periods was due to an increase in outstanding indebtedness.

Liquidity and Capital Resources

At December 31, 2016, our principal source of liquidity for our operations consisted of $49,744 of cash, as compared to $16,439 of cash at December 31, 2015. In addition, our stockholders’ deficit was $583,644 at December 31, 2016, as compared to our stockholders’ equity of $54,081 at December 31, 2015, an increase in the deficit of $645,283.

Our operations used net cash of $85,354 during 2016, as compared to net cash provided amounting to $35,044 during the year ended December 31, 2015. The $120 thousand increase in the net cash used in our operating activities during 2016 primarily resulted from increased net loss of $525 thousand; partially offset by increase of net cash provided from $64 thousand change in prepaid expenses, $5 thousand change in accrued expenses, $87 thousand change in other liabilities, increase in depreciation expenses of $71 thousand, and increase of $173 thousand in net cash provided by accounts receivable.

Investing activities used $351,855 and $168,103 net cash during the years ended December 31, 2016 and 2015, respectively. The increase in cash used in investing activities in 2016 results from increases in purchases of machine and equipment.

Financing activities provided net cash of $470,514 and net cash of $69,202 during the years ended December 31, 2016 and 2015 respectively. The increase in cash provided in financing activities in 2016 results from proceeds received in connection with loans.

We have no significant contractual obligations or commercial commitments not reflected on our balance sheet as of this date.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the notes to our December 31, 2016 consolidated financial statements. Note that our preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. We cannot assure that actual results will not differ from those estimates.

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company's consolidated financial statements. Such consolidated financial statements and accompanying notes are the representations of the Company's management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America ("GAAP") in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.

Since PowerComm Holdings, Inc. and PCC were entities under Mr. Kwasnik’s common control prior to the Acquisition on November 15, 2016, the Acquisition was accounted for as a restructuring transaction in accordance with generally accepted accounting principles (“GAAP”). PowerComm Holdings Inc. has recast prior period consolidated financial statements to reflect the conveyance of PowerComm Holdings Inc. to PCC as if the restructuring transaction had occurred as of the earliest date of the consolidated financial statements. All significant intercompany transactions and account balances have been eliminated.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CASH AND ACHS EQUIVALENTS

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased, to be cash and cash equivalents. As of December 31, 2016 and 2015, the Company had no uninsured deposits in banks respectively.

ACCOUNTS RECEIVABLE

Accounts receivable are recorded at net realizable value consisting of the carrying amount less allowance for doubtful accounts, as needed. We assess the collectability of accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves. While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purposes of analysis. As of December 31, 2016 and 2015, the Company had no assessed allowance for doubtful accounts respectively.

FIXED ASSETS:

Fixed assets consist of computers, furniture and fixtures, machinery and equipment, and trucks and vehicles. They are stated at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets or lease term as follows:

Category	Useful life (in years)
Computers	5
Office Furniture and Fixtures	7
Machinery and Equipment	7
Trucks and Vehicles	5

The Company applies the provisions of FASB ASC Topic 360 (ASC 360), “Property, Plant, and Equipment” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360, at least on an annual basis. ASC 360 requires the impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. For the years ended December 31, 2016 and 2015, there was no impairment of long-lived assets recorded.

REVENUE RECOGNITION

The Company performs underground and overhead utility services primarily in the southeastern region of the United States for utility companies. The Company’s work is performed under cost-plus-fee contracts. The length of the Company’s contracts varies, but are typically two to three years. Revenues are recognized on the accrual basis as services are performed. The Company recognizes service revenue in accordance with GAAP when the following overall fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or the service has been performed, (iii) the Company’s price to the customer is fixed or determinable, and (iv) collection of the resulting accounts receivable is reasonably assured. During the years ended December 31, 2016 and 2015, the Company recognized revenue when the above four criteria were met.

COST OF REVENUE

Costs of revenue include all direct materials, labor costs, equipment and those indirect costs, including depreciation of machinery and equipment, trucks and vehicles, and indirect labor, supplies, tools, repairs and miscellaneous job costs. Changes in job performance, job conditions and estimated profitability, may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2016 and 2015, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2016 and 2015, there are no outstanding dilutive securities.

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

RECLASSIFICATIONS

Certain reclassifications have been made to the prior consolidated financial statements to conform to the current year presentation. The reclassifications had no impact on previously reported net loss or accumulated deficit.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB has subsequently issued the following amendments to ASU No. 2014-09, which have the same effective date and transition date of January 1, 2018:

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which relates to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers.

In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which amends certain narrow aspects of the guidance issued in ASU No. 2014-09 including guidance related to the disclosure of remaining performance obligations and prior-period performance obligations, as well as other amendments to the guidance on loan guarantee fees, contract costs, refund liabilities, advertising costs and the clarification of certain examples.

Management is in the process of assessing the impact of the above ASUs on the Company's consolidated financial statements.

On April 30, 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-06 Earnings Per Share (Topic 260): Effects on Historical Earnings per Units of Master Limited Partnership Dropdown Transactions. Under Topic 260, Earnings Per Share, master limited partnerships (MLPs) apply the two-class method to calculate earnings per unit (EPU) because the general partner, limited partners, and incentive distribution rights holders each participate differently in the distribution of available cash. When a general partner transfers (or "drops down") net assets to a master limited partnership and that transaction is accounted for as a transaction between entities under common control, the statements of operations of the master limited partnership are adjusted retrospectively to reflect the dropdown transaction as if it occurred on the earliest date during which the entities were under common control. The amendments in this Update specify that for purposes of calculating historical EPU under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner interest, and previously reported EPU of the limited partners would not change as a result of a dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs also are required. This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF-14A Earnings Per Share Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions (Topic 260), which has been deleted. Effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted. The amendments in this Update should be applied retrospectively for all financial statements presented. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In November 20, 2015, FASB issued ASU-2015-17- Income Taxes. The Board is issuing this Update as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The adoption of this ASU does not have a material impact on the Company’s consolidated financial position and results of operations.

In February 25, 2016, FASB issued ASU-2016-02-Leases.The amendments in this Update create Topic 842, Leases, and supersede the leases requirements in Topic 840, Leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The FASB is issuing this Update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease (as that term is defined in this Update), with some specified scope exemptions. The guidance in this Update supersedes Topic 840, Leases. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. All leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial Statements, and, therefore, recognition of those lease assets and lease liabilities represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Similarly, optional payments to purchase the underlying asset should be included in the measurement of lease assets and lease liabilities only if the lessee is reasonably certain to exercise that purchase option. Reasonably certain is a high threshold that is consistent with and intended to be applied in the same way as the reasonably assured threshold in the previous leases guidance. In addition, also consistent with the previous leases guidance, a lessee (and a lessor) should exclude most variable lease payments in measuring lease assets and lease liabilities, other than those that depend on an index or a rate or are in substance fixed payments. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is still in progress of evaluating future impact of adopting this standard.

On August 26, 2016, the FASB issued Accounting Standard Update 2016-15, Statement of Cash Flows (Topic 230), a consensus of the FASB’s Emerging Issues Task Force. The Update is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The amendments in this Update provide guidance on the following eight specific cash flow issues: Issue 1 Debt prepayment or debt extinguishment costs. Issue 2 - Settlement of zero-coupon debt instruments. . Issue 3 - Contingent consideration payments made after a business combination. Issue 4 - Proceeds from the settlement of insurance claims. Issue 5 - Proceeds from the settlement of corporate-owned life insurance (COLI) policies, including bank-owned life insurance (BOLI) policies. Issue 6 - Distributions received from equity method investments. 7 - Beneficial interests in securitization transactions. . Issue 8 - Separately identifiable cash flows and application of the predominance principle. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in this Update should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is still in progress of evaluating future impact of adopting this standard.

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company”, we have elected not to provide the disclosure required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The required financial statements are included following the signature page of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On September 14, 2016, the accounting firm, Anton & Chia, LLP, (Anton & Chia), Newport Beach, California, determined not to continue with the Company. The firm of Anton & Chia had no disagreement with the Company. Anton & Chia had not performed any services for the Company since June 30, 2015 prior to its change in control and change of name from White Grotto Acquisition Corporation.

On October 16, 2015 (the "Engagement Date"), the Company engaged KCCW Accountancy Corp., PCAOB registered, Certified Public Accountants as its independent registered public accounting firm. The decision to engage KCCW as the Company's independent registered public accounting firm was approved by the Company's Board of Directors.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our prior principal executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report (based on the evaluation of these controls and procedures required by Rule 15d-15(b) of the Exchange Act) were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by the Report, we did not have a formal audit committee and there was a lack of segregation of duties.

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed our internal control over financial reporting as of December 31, 2016, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO 2013 Criteria). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was not effective, as of the end of the fiscal year, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 15d-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2016, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

David Kwasnik serves as the sole officer and director of the Company. Mr. Kwasnik also serves as the sole officer and director of PCC.

David Kwasnik, Sr., age 50, serves as the President, Secretary, Treasurer and sole officer and director of the Company, positions at the Company that he has held since September 2015. Since 1995, Mr. Kwasnik has served as the president and chief executive officer of PowerComm Construction, a privately-held company. He has managed and directed all aspects and technological operations, procurement and project management activities for the company's telecommunications, power transmission and distribution construction projects.

Director Independence

Pursuant to Rule 4200 of The NASDAQ Stock Market one of the definitions of an independent director is a person other than an executive officer or employee of a company. The Registrant's board of directors has reviewed the materiality of any relationship that each of the directors has with the Registrant, either directly or indirectly. Based on this review, the board currently has no independent directors.

Committees and Terms

The Board of Directors has not established any committees. The Company will notify its shareholders for an annual shareholder meeting and that they may present proposals for inclusion in the Company ’ s proxy statement to be mailed in connection with any such annual meeting; such proposals must be received by the Company at least 90 days prior to the meeting. No other specific policy has been adopted in regard to the inclusion of shareholder nominations to the Board of Directors.

Indemnification of Officers, Directors, Employees and Agents

The Certificate of Incorporation and bylaws of the Company provide that the Company shall, to the fullest extent permitted by applicable law, as amended from time to time, indemnify all directors of the Company, as well as any officers or employees of the Company to whom the Company has agreed to grant indemnification.

Section 145 of the Delaware General Corporation Law empowers a corporation to indemnify its directors and officers and to purchase insurance with respect to liability arising out of their capacity or status as directors and officers provided that this provision shall not eliminate or limit the liability of a director (I) for any breach of the director's duty of loyalty to the corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) arising under Section 174 of the Delaware General Corporation Law, or (iv) for any transaction from which the director derived an improper personal benefit.

The Delaware General Corporation Law provides further that the indemnification permitted thereunder shall not be deemed exclusive of any other rights to which the directors and officers may be entitled under the corporation's by-laws, any agreement, vote of shareholders or otherwise.

The effect of the foregoing is to require the Company to indemnify the officers and directors of the Company for any claim arising against such persons in their official capacities if such person acted in good faith and in a manner that he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful.

INSOFAR AS INDEMNIFICATION FOR LIABILITIES ARISING UNDER THE SECURITIES ACT OF 1933, AS AMENDED, MAY BE PERMITTED TO DIRECTORS, OFFICERS OR PERSONS CONTROLLING THE COMPANY PURSUANT TO THE FOREGOING PROVISIONS, IT IS THE OPINION OF THE SECURITIES AND EXCHANGE COMMISSION THAT SUCH INDEMNIFICATION IS AGAINST PUBLIC POLICY AS EXPRESSED IN THE ACT AND IS THEREFORE UNENFORCEABLE.

Legal Proceedings

In April 2014, Gregory Randolf, a former employee of the Company filed a Class Action Labor Lawsuit against the Company in the Maryland District Court. The lawsuit alleges that he and 48 other flaggers of the Company were not paid overtime pay which in Maryland is time and ½. The Company believes that Mr. Randolf’s testimony as to the amount of hours he worked was completely false and that he was correctly paid for the hours he worked per his time slips. As of December 2015, the Company has offered $100,000 to settle the case and is now waiting to hear if the Judge will accept the terms of the settlement. The Company accrued contingent loss of $100,000 during the year ended December 31, 2014. No additional contingent liability was accrued during the year ended December 31, 2015. On April 28, 2016, the settlement agreement was approved by court and judgment for plaintiffs was entered in the amount of $100,000. On April 29, 2016, the company made payments to plaintiffs in the total amount of $100,000. On November 21, 2016, the court ordered that the plaintiff’s revised petition for award of attorneys’ fees and costs was granted, and that the Company is responsible for payment of $188,616, payable in twenty-four (24) installments starting December 2, 2016. As of December 31, 2016, the unpaid balance amounted to $172,898, of which $86,449 was recorded in Accrued Expensse and $86,449was recorded in Other Liabilities.

In May, 2015, the Company filed a complaint against Riverport Insurance Services (“Riverport”) in Circuit Court for Montgomery County, Maryland, for failing to defend a workers’ compensation claim previously filed against the Company. The Company is seeking a declaration from the Court that Riverport owned the Company a duty to defend the subject workers’ compensation claim. The Company seeks recovery of attorneys’ fees and costs incurred in defending against the claim, and attorneys’ fees and costs incurred in litigating the complaint. Trial for this litigation was scheduled for June 2, 2016. On September 14, 2016, a judgment of the litigation against Riverport was entered in favor of the Company in the amount of approximately $45,000. No contingent gain was recorded by the Company as of December 31, 2016.

Code of Ethics

Our Board of Directors has not adopted a code of ethics. We anticipate that we will adopt a code of ethics when we increase either the number of our Directors or the number of our employees.

Family Relationships

There are no family relationships between any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

David Kwasnik has served as the only officer and director of the Company. Mr. Kwasnik has also served as the only officer and director of PCC, the wholly owned subsidiary. Mr. Kwasnik only received compensation from PCC for his services as an officer or director.

Name and principle position	Year	Salary
David Kwasnik, President and CEO	2016	$132,692
	2015	$100,000

The Board of Directors may allocate salaries and benefits to the officers in its sole discretion. No officer is subject to a compensation plan or arrangement that results from his or her resignation, retirement, or any other termination of employment with the Company or from a change in control of the Company or a change in his or her responsibilities following a change in control. The members of the Board of Directors may receive, if the Board so decides, a fixed fee and reimbursement of expenses, for attendance at each regular or special meeting of the Board, although no such program has been adopted to date. The Company currently has no retirement, pension, or profit-sharing plan covering its officers and directors.

Narrative Disclosure to Summary Compensation Table

There are no formal employment agreements between the Company and its executive officers. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

PCC has a tax-qualified, defined-contribution 401(k) pension plan made available to participating employees of the Company. Other than the foregoing, there are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Outstanding Equity Awards at Fiscal Year-End

There are no current outstanding equity awards to our executive officers as of December 31, 2016.

Employment Agreements

The Company shall enter into and maintain customary employment agreements with each of its officers and employees.

Code of Ethics

Our Board of Directors has not adopted a code of ethics. We anticipate that we will adopt a code of ethics when we increase either the number of our Directors or the number of our employees.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act may require our executive officers and Directors, and persons who own more than ten percent of our common stock to file reports of ownership and change in ownership with the Securities and Exchange Commission and the exchange on which the common stock is listed for trading. Executive officers, Directors and more than ten percent (10%) stockholders are required by regulations promulgated under the Exchange Act to furnish us with copies of all Section 16(a) reports filed. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal years ended December 31, 2016, we believe that our executive officers, Directors and ten percent (10%) stockholders complied with all reporting requirements applicable to them.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of the date of this prospectus regarding the beneficial ownership of the Company’s common stock by each of its executive officers and directors, individually and as a group and by each person who beneficially owns in excess of five percent of the common stock after giving effect to any exercise of warrants or options held by that person.

Security Ownership of Officers, Directors and Certain Beneficial Holders

The following table sets forth information with respect to ownership of issued and outstanding stock of the Company as of the date hereof by each executive officer and director of the Company and any person or group known by the Company to be the beneficial owner of more than 5% of any class of the Company's voting securities:

	Shares	Percentage
	Owned	Of Class(1)

David L. Kwasnik (2)(3)	20,200,000	86.5%
President and CEO

(1)	Based on 23,330,000 shares outstanding.

(2)	Consists of 20,000,000 shares initially owned in the Company and 200,000 shares received in exchange for the 10,000 shares of PCC owned by him pursuant to the Acquisition.

(3)	Mr. Kwasnik’s address is 3429 Ramsgate Terrace, Alexandria, Virginia 22309.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

James Cassidy, a partner in the law firm which acts as counsel to the Company, is the sole owner and director of Tiber Creek Corporation which owns 250,000 shares of the Company’s common stock. Tiber Creek has received consulting fees of $75,000 to date from the Company and also holds shares in the Company. Tiber Creek and its affiliate, MB Americus LLC, a California limited liability company, each currently hold 250,000 shares in the Company.

James Cassidy and James McKillop, who is the sole officer and owner of MB Americus, LLC, were both formerly officers and directors of the Company. As the organizers and developers of Camping Ridge, Mr. Cassidy and Mr. McKillop were involved with the Company prior to the Acquisition. In particular, Mr. Cassidy provided services to the Company without charge, including preparation and filing of the charter corporate documents and preparation of the instant registration statement.

On September 15, 2015 the Company issued 20,000,000 shares of common stock to Mr. Kwasnik at a purchase price of par value per share.

On November 15, 2016, PowerComm Holdings Inc., a Delaware corporation (the “Company”), entered into a stock-for-stock acquisition agreement (the “Acquisition Agreement”) with PowerComm Construction, Inc., a private company organized under the laws of the Commonwealth of Virginia. David Kwasnik, the Company’s sole officer and director, is also the sole officer and director of PowerComm Construction, Inc.

On November 9, 2016 and December 8, 2016, Mr. Kwasnik advanced the Company for operating capital with amounts of $18,000 and $50,000, respectively. The total amount of $68,000 of due to related party was unsecured, had no written agreement, due on demand with no maturity date, and bearing no interest. As of December 31, 2016 and 2015, due to related party amounted to $53,133 and $0, respectively.

On April 12, 2017, the Company issued 2,470,000 shares of its common stock, at par value of $0.0001 per share, to certain employees and consultants in exchange for services rendered.

Director Independence

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system which has requirements that directors be independent. Therefore, we have adopted the independence standards of the American Stock Exchange, now known as the NYSE MKT LLC, to determine the independence of our directors and those directors serving on our committees. These standards provide that a person will be considered an independent director if he or she is not an officer of the company and is, in the view of the company’s board of directors, free of any relationship that would interfere with the exercise of independent judgment. Our board of directors has determined that as of the date of this Report, we had 5 independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statement and review of financial statements included in our 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $33,300 for fiscal year ended December 31, 2016, and $33,300 for fiscal year ended December 31, 2015.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported above were $0 for fiscal years ended December 31, 2016 and 2015.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $0 for fiscal years ended December 31, 2016 and 2015.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $0 for fiscal years ended December 31, 2016 and 2015.

Audit Committee

As of the date of this Annual Report, the Company did not have a standing audit committee serving, and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements Index

The following financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2016 and 2015

Consolidated Statements of Operations for the years ended December 31, 2016 and December 31, 2015

Consolidated Statements of Cash Flows for the years ended December 31, 2016 and December 31, 2015

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2016 and 2015

Notes to Consolidated Financial Statements

(b)	Exhibits

3.1+	Certificate of Incorporation
3.2+	By-laws
31.1	Rule 15d-14(a) Certification by Principal Executive Officer and Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

+	Previously filed on Form 10-12G on March 3, 2015 (File No.: 000-55391) as the same exhibit number as the exhibit number listed here, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2017.

POWERCOMM HOLDINGS, INC.

By:	/s/ David Kwasnik
Title:	President

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed below by the following persons in the capacities and on May 15, 2017.

By:	/s/ David Kwasnik
Title:	President (Principal Executive Officer)

By:	/s/ David Kwasnik
Title:	Treasurer (Principal Financial Officer)

By:	/s/ David Kwasnik
Title:	Treasurer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed below by the following persons, constituting all of the members of the board of directors, in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ David Kwasnik	Director	May 15, 2017

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT

TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED

SECURITIES PURSUANT TO SECTION 12 OF THE ACT

We will furnish to the Securities and Exchange Commission, at the same time that it is sent to stockholders, any proxy or information statement that we send to our stockholders in connection with any annual stockholders’ meeting.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Powercomm Holdings, Inc and Subsidiary,

We have audited the accompanying consolidated balance sheets of PowerComm Holdings Inc. and Subsidiary (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred continuing net losses and working capital deficits. The Company’s viability is dependent upon its ability to obtain future financing and the success of its future operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan concerning these matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KCCW Accountancy Corp.

Alhambra, California

May 5, 2017

POWERCOMM HOLDINGS INC.AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015

ASSETS
Current assets
Cash	$49,744	$16,439
Accounts receivables, net	63,201	248,523
Prepaid expenses	108,942	86,274
Total current assets	221,887	351,236
Property and equipment, net	663,631	551,128
Total Assets	$885,518	$902,364
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accrued expenses	$233,646	$223,811
Short-term loan	615,176	444,155
Long-term debt, current	104,974	41,372
Due to related party	53,133	-
Other current liabilities	29,070	-
Total current liabilities	1,035,999	709,338
Long-term debt	300,156	102,387
Other liabilities	86,449	-
Total liabilities	1,422,604	811,725
Stockholders' equity (deficit)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none outstanding as of December 31, 2016 and 2015, respectively	-	-

Common Stock, $0.0001 par value, 100,000,000 shares authorized; 20,700,000 and 20,500,000 shares issued and outstanding as of December 31, 2016 and 2015, respectively	2,070	2,050

Discount on Common Stock	(2,050)	(2,050)
Additional paid-in capital	1,538	1,558
Subscription received in advance	45,000	35,000
Retained earnings (accumulated deficit)	(583,644)	54,081
Total stockholders' equity (deficit)	(537,086)	90,639
Total liabilities and stockholders' equity (deficit)	$885,518	$902,364

The accompanying notes are an integral part of these consolidated financial statements

POWERCOMM HOLDINGS INC. AND SUBSIDIARY

CONSODLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31, 2016	For the year ended December 31, 2015

Revenue	$2,898,970	3,063,319

Cost of revenue	(1,958,064)	(1,902,027)

Gross profit	940,906	1,161,292

General and administrative expenses	(1,482,180)	(1,194,127)

Operating loss	(541,274)	(32,835)

Interest expense	(42,370)	(32,022)

Loss from operations before income taxes	(583,644)	(64,857)
Income tax expense	-	-

Net loss	$(583,644)	$(64,857)

Loss per share - basic and diluted	$(0.03)	(0.00)

Weighted average shares-basic and diluted	20,525,205	18,887,671

The accompanying notes are an integral part of these consolidated financial statements

POWERCOMM HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

			Discount			Retained	Total
			on	Additional	Subscription	Earnings	Stock-
	Common Stock		Common	Paid-In	Received in	(Accumulated	holders'
	Shares	Amount	Stock	Capital	advance	Deficit)	Equity (Deficit)

Balance at December 31, 2014	-	$-	$-	$500	$-	$262,143	$262,643

Issuance of common stock on January 22, 2015 to founders	20,000,000	2,000	(2,000)	-	-	-	-

Redemption of common stock on September 14, 2015	(19,500,000)	(1,950)	1,950	-	-	-	-

Issuance of common stock on September 15, 2015 as a result of change of control	20,000,000	2,000	(2,000)	-	-	-	-

Stockholders contributed company expenses	-	-	-	1,058	-	-	1,058

Distribution to shareholder	-	-	-	-	-	(143,205)	(143,205)

Subscription received in advance	-	-	-	-	35,000	-	35,000
Net loss for the year ended December 31,2015	-	-	-	-		(64,857)	(64,857)

Balance at December 31, 2015	20,500,000	2,050	(2,050)	1,558	35,000	54,081	90,639

Effect of restructuring entities under common control	200,000	20	-	(20)	-	-	-

Distribution to shareholder	-	-	-	-	-	(54,081)	(54,081)

Subscription received in advance	-	-	-	-	10,000	-	10,000
Net loss for the year ended December 31, 2016	-	-	-	-	-	(583,644)	(583,644)

Balance at December 31, 2016	20,700,000	$2,070	$(2,050)	$1,538	$45,000	$(583,644)	$(537,086)

The accompanying notes are an integral part of these consolidated financial statements

POWERCOMM HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended	For the year ended
	December 31, 2016	December 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(583,644)	$(64,857)

Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by stockholder and contributed as capital	-	1,058
Depreciation	239,353	168,684

Changes in Operating Assets and Liabilities
Decrease in accounts receivable	185,322	12,373
Increase in prepaid expenses	(22,668)	(86,274)
Increase in accrued expenses	9,834	4,572
Increase (decrease) in other liabilities	86,449	(512)
Net cash provided by (used in) operating activities	(85,354)	35,044

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of machine and equipment	(351,855)	(168,103)
Net cash used in investing activities	(351,855)	(168,103)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from short-term loans	171,021	94,605
Net proceeds from long-term loans	261,371	82,803
Distributions to shareholder	(54,081)	(143,206)
Net proceeds from payable to related party	53,133	-
Proceeds from payable to unrelated party	29,070	-
Proceeds from subscriptions received in advance	10,000	35,000
Net cash provided by financing activities	470,514	69,202

Net change in cash	33,305	(63,857)

Cash, beginning of period	16,439	80,296

Cash, end of period	$49,744	$16,439

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income Tax	$-	$-
Interest	$42,370	$31,765

Non-cash investing and financing activities:
Common stock issued to officers for no consideration	$-	$2,050

The accompanying notes are an integral part of these consolidated financial statements

POWERCOMM HOLDINGS INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 1    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

The Company was incorporated in the State of Delaware on January 12, 2015, and was formerly known as White Grotto Acquisition Corporation (“White Grotto” or “White Grotto Acquisition”). On September 14, 2015, the Company implemented a change of control by issuing shares to new shareholders, redeeming shares of existing shareholders, electing new officers and directors and accepting the resignations of its then existing officers and directors. In connection with the change of control, the shareholders of the Company and its board of directors unanimously approved the change of the Company’s name from White Grotto Acquisition Corporation to PowerComm Holdings, Inc.

On November 15, 2016, the Company entered into a merger agreement (the “Acquisition”) with PowerComm Construction, Inc., a Virginia corporation (“PCC”). The current business of PCC is in electric utility, fiber optic, and telecommunications construction and maintenance services. PCC installs, connects and services the energy and communications sectors. Pursuant to the Acquisition, the Company has acquired the business plan, operations and contracts of its now wholly-owned subsidiary, PowerComm Construction, Inc. (“PCC” or “PowerComm Construction”).

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company's consolidated financial statements. Such consolidated financial statements and accompanying notes are the representations of the Company's management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America ("GAAP") in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.

Since PowerComm Holdings, Inc. and PCC were entities under Mr. Kwasnik’s common control prior to the Acquisition on November 15, 2016, the Acquisition was accounted for as a restructuring transaction in accordance with generally accepted accounting principles (“GAAP”). PowerComm Holdings Inc. has recast prior period consolidated financial statements to reflect the conveyance of PowerComm Holdings Inc. to PCC as if the restructuring transaction had occurred as of the earliest date of the consolidated financial statements. All significant intercompany transactions and account balances have been eliminated.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CASH AND ACHS EQUIVALENTS

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased, to be cash and cash equivalents. As of December 31, 2016 and 2015, the Company had no uninsured deposits in banks respectively.

ACCOUNTS RECEIVABLE

Accounts receivable are recorded at net realizable value consisting of the carrying amount less allowance for doubtful accounts, as needed. We assess the collectability of accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves. While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purposes of analysis. As of December 31, 2016 and 2015, the Company had no assessed allowance for doubtful accounts respectively.

POWERCOMM HOLDINGS INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

FIXED ASSETS

Fixed assets consist of computers, furniture and fixtures, machinery and equipment, and trucks and vehicles. They are stated at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets or lease term as follows:

Category	Useful life (in years)
Computers	5
Office Furniture and Fixtures	7
Machinery and Equipment	7
Trucks and Vehicles	5

The Company applies the provisions of FASB ASC Topic 360 (ASC 360), “Property, Plant, and Equipment” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360, at least on an annual basis. ASC 360 requires the impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. For the years ended December 31, 2016 and 2015, there was no impairment of long-lived assets recorded.

REVENUE RECOGNITION

The Company performs underground and overhead utility services primarily in the southeastern region of the United States for utility companies. The Company’s work is performed under cost-plus-fee contracts. The length of the Company’s contracts varies, but are typically two to three years. Revenues are recognized on the accrual basis as services are performed. The Company recognizes service revenue in accordance with GAAP when the following overall fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or the service has been performed, (iii) the Company’s price to the customer is fixed or determinable, and (iv) collection of the resulting accounts receivable is reasonably assured. During the years ended December 31, 2016 and 2015, the Company recognized revenue when the above four criteria were met.

COST OF REVENUE

Costs of revenue include all direct materials, labor costs, equipment and those indirect costs, including depreciation of machinery and equipment, trucks and vehicles, and indirect labor, supplies, tools, repairs and miscellaneous job costs. Changes in job performance, job conditions and estimated profitability, may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

POWERCOMM HOLDINGS INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2016 and 2015, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2016 and 2015, there are no outstanding dilutive securities.

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

RECLASSIFICATIONS

Certain reclassifications have been made to the prior consolidated financial statements to conform to the current year presentation. The reclassifications had no impact on previously reported net loss or accumulated deficit.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB has subsequently issued the following amendments to ASU No. 2014-09, which have the same effective date and transition date of January 1, 2018:

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations.

POWERCOMM HOLDINGS INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which relates to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers.

In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which amends certain narrow aspects of the guidance issued in ASU No. 2014-09 including guidance related to the disclosure of remaining performance obligations and prior-period performance obligations, as well as other amendments to the guidance on loan guarantee fees, contract costs, refund liabilities, advertising costs and the clarification of certain examples.

Management is in the process of assessing the impact of the above ASUs on the Company's consolidated financial statements.

POWERCOMM HOLDINGS INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

On April 30, 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-06 Earnings Per Share (Topic 260): Effects on Historical Earnings per Units of Master Limited Partnership Dropdown Transactions. Under Topic 260, Earnings Per Share, master limited partnerships (MLPs) apply the two-class method to calculate earnings per unit (EPU) because the general partner, limited partners, and incentive distribution rights holders each participate differently in the distribution of available cash. When a general partner transfers (or "drops down") net assets to a master limited partnership and that transaction is accounted for as a transaction between entities under common control, the statements of operations of the master limited partnership are adjusted retrospectively to reflect the dropdown transaction as if it occurred on the earliest date during which the entities were under common control. The amendments in this Update specify that for purposes of calculating historical EPU under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner interest, and previously reported EPU of the limited partners would not change as a result of a dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs also are required. This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF-14A Earnings Per Share Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions (Topic 260), which has been deleted. Effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted. The amendments in this Update should be applied retrospectively for all financial statements presented. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In November 20, 2015, FASB issued ASU-2015-17- Income Taxes. The Board is issuing this Update as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The adoption of this ASU does not have a material impact on the Company’s consolidated financial position and results of operations.

In February 25, 2016, FASB issued ASU-2016-02-Leases.The amendments in this Update create Topic 842, Leases, and supersede the leases requirements in Topic 840, Leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The FASB is issuing this Update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease (as that term is defined in this Update), with some specified scope exemptions. The guidance in this Update supersedes Topic 840, Leases. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. All leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial Statements, and, therefore, recognition of those lease assets and lease liabilities represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Similarly, optional payments to purchase the underlying asset should be included in the measurement of lease assets and lease liabilities only if the lessee is reasonably certain to exercise that purchase option. Reasonably certain is a high threshold that is consistent with and intended to be applied in the same way as the reasonably assured threshold in the previous leases guidance. In addition, also consistent with the previous leases guidance, a lessee (and a lessor) should exclude most variable lease payments in measuring lease assets and lease liabilities, other than those that depend on an index or a rate or are in substance fixed payments. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is still in progress of evaluating future impact of adopting this standard.

POWERCOMM HOLDINGS INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

On August 26, 2016, the FASB issued Accounting Standard Update 2016-15, Statement of Cash Flows (Topic 230), a consensus of the FASB’s Emerging Issues Task Force. The Update is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The amendments in this Update provide guidance on the following eight specific cash flow issues: Issue 1 Debt prepayment or debt extinguishment costs. Issue 2 - Settlement of zero-coupon debt instruments. . Issue 3 - Contingent consideration payments made after a business combination. Issue 4 - Proceeds from the settlement of insurance claims. Issue 5 - Proceeds from the settlement of corporate-owned life insurance (COLI) policies, including bank-owned life insurance (BOLI) policies. Issue 6 - Distributions received from equity method investments. 7 - Beneficial interests in securitization transactions. . Issue 8 - Separately identifiable cash flows and application of the predominance principle. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in this Update should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is still in progress of evaluating future impact of adopting this standard.

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

NOTE 2 - GOING CONCERN

The Company has sustained net losses of $583,644 and $64,857 for the years ended December 31, 2016 and 2015, respectively. The Company had a working capital deficit of $814,112 and an accumulated deficit of $583,644 as of December 31, 2016, as compared to a working capital deficit of $358,102 and retained earnings of $54,081 as of December 31, 2015. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company's ability to do so. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31, 2016	December 31, 2015
Accounts receivable	$63,201	$248,523
Less: allowance for doubtful accounts	-	-
Accounts receivable, net	$63,201	$248,523

Total contract receivables are expected to be collected within one year, and there is no provision for allowance for doubtful accounts.

POWERCOMM HOLDINGS INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 4- PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	December 31, 2016	December 31, 2015
Computer & Software	$25,201	$25,201
Office furniture & fixtures	103,686	103,686
Equipment & Machinary	498,666	404,521
Vehicles & truck	1,642,308	1,384,597
	2,269,861	1,918,005

Less: depreciation	(1,606,230)	(1,366,877)
Net assets	$663,631	$551,128

Depreciation expenses were $239,353 and $168,684 for years ended December 31, 2016 and 2015, respectively.

NOTE 5 – BANK LOANS

Short-term loan

Short-term loan represents borrowings from commercial banks due within one year. The short-term loan consists of the following:

	December 31, 2016	December 31, 2015
$450,000 Line of Credit with Burke & Herbert Bank, interest rate at 4.5% annum, renewed annually, due on demand.	$418,080	$306,167
$200,000 Line of Credit with Suntrust Bank, interest rate at 9.5% annum, renewed annually, due on demand.	197,096	137,988
Total	$615,176	$444,155

Interest expense for the years ended December 31, 2016 and 2015 amounted to $42,370 and $32,022 respectively.

Long-term debt

Long-term debt consists of the following:

	December 31, 2016	December 31, 2015
Note payable to John Deere Financial, maturing January 2021, monthly payments of $2,789	$136,865	$-
Note payable to Ford Motor Credit, maturing April 2021, monthly payments of $1,431	64,122	-
Note payable to Ford Motor Credit, maturing April 2021, monthly payments of $1,431	64,122	-
Note payable to Ally Financial Inc, maturing April 2021, monthly payments of $786.	40,550	-
Note payable to Ally Financial Inc, maturing May 2020, monthly payments of $666.	24,449	30,803
Note payable to Ally Financial Inc, maturing April 2020, monthly payments of $528.	19,471	24,435
Note payable to Ally Financial Inc, maturing May 2020, monthly payments of $529.	19,471	24,435
Note payable to Ally Financial Inc, maturing May 2020, monthly payments of $529.	19,444	24,512
Note payable to Burke & Herbert Bank, maturing June 2019, monthly payments of $520.	14,036	19,151
Note payable to Burke & Herbert Bank, maturing June 2017, monthly payments of $320.	1,647	5,314
Note payable to Toyota Financial Services, maturing September 2017, monthly payments of $400	953	7,654
Note payable to Burke & Herbert Bank, maturing August 2016, monthly payments of $556.	-	4,220
Note payable to Chrysler Capital, maturing February 2017, monthly payments of $250	-	3,235
	$405,130	$143,759
Current Portion	(104,974)	(41,372)
Total	$300,156	$102,387

POWERCOMM HOLDINGS INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

All notes are secured by the Company’s vehicles.

The future obligations under bank loans are as follows:

Amount
2017	$96,833
2018	98,982
2019	99,544
2020	85,366
2021	24,435
Thereafter	-
Total	$405,130

NOTE 6 - ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31, 2016	December 31, 2015
Accrued professional fees	$115,822	$76,664
Accrued legal settlement (see Note 10)	86,449	100,000
Accrued interest expenses	256	256
Others	31,119	46,891
	$233,646	$223,811

NOTE 7 - DUE TO RELATED PARTY

On November 9, 2016 and December 8, 2016, Mr. Kwasnik advanced the Company for operating capital with amounts of $18,000 and $50,000, respectively. The total amount of $68,000 of due to related party was unsecured, had no written agreement, due on demand with no maturity date, and bearing no interest. As of December 31, 2016 and 2015, due to related party amounted to $53,133 and $0, respectively.

NOTE 8 - STOCKHOLDERS' EQUITY

As of December 31, 2016 and December 31, 2015, 20,700,000 shares of common stock and no preferred stock were issued and outstanding, respectively.

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

On November 15, 2016, the “Company”, entered into a stock-for-stock acquisition agreement (the “Acquisition Agreement”) with PowerComm Construction, Inc., a private company organized under the laws of the Commonwealth of Virginia (“PCC”). Under the Acquisition Agreement, the Company issued to PCC 200,000 shares of its common stock, valued at $0.001 per share, in exchange for all of the issued and outstanding stock of PCC to complete the share exchange and restructuring of entities under common control. Mr. David Kwasnik, who is the officer, director and majority shareholder of the Company, was the sole shareholder of PCC prior to the acquisition.

POWERCOMM HOLDINGS INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 9 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2016 and 2015, the Company does not have any amounts in excess of the FDIC insured limit.

For the years ended December 31, 2016 and 2015, service revenue to Potomac Electric Power Co (“PEPCO”) accounted for 98% and 95% of the Company’s net revenue, respectively. Accounts receivable due from PEPCO accounted for 100% of the Company accounts receivable balances as of both December 31, 2016 and 2015.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Litigation

In April 2014, Gregory Randolf, a former employee of the Company filed a Class Action Labor Lawsuit against the Company in the Maryland District Court. The lawsuit alleges that he and 48 other flaggers of the Company were not paid overtime pay which in Maryland is time and ½. The Company believes that Mr. Randolf’s testimony as to the amount of hours he worked was completely false and that he was correctly paid for the hours he worked per his time slips. As of December 2015, the Company has offered $100,000 to settle the case and is now waiting to hear if the Judge will accept the terms of the settlement. The Company accrued contingent loss of $100,000 during the year ended December 31, 2014. No additional contingent liability was accrued during the year ended December 31, 2015. On April 28, 2016, the settlement agreement was approved by court and judgment for plaintiffs was entered in the amount of $100,000. On April 29, 2016, the company made payments to plaintiffs in the total amount of $100,000. On November 21, 2016, the court ordered that the plaintiff’s revised petition for award of attorneys’ fees and costs was granted, and that the Company is responsible for payment of $188,616, payable in twenty-four (24) installments starting December 2, 2016. As of December 31, 2016, the unpaid balance amounted to $172,898, of which $86,449 was recorded in Accrued Expenses and $86,449 was recorded in Other Liabilities.

In May, 2015, the Company filed a complaint against Riverport Insurance Services (“Riverport”) in Circuit Court for Montgomery County, Maryland, for failing to defend a workers’ compensation claim previously filed against the Company. The Company is seeking a declaration from the Court that Riverport owned the Company a duty to defend the subject workers’ compensation claim. The Company seeks recovery of attorneys’ fees and costs incurred in defending against the claim, and attorneys’ fees and costs incurred in litigating the complaint. Trial for this litigation was scheduled for June 2, 2016. On September 14, 2016, a judgment of the litigation against Riverport was entered in favor of the Company in the amount of approximately $45,000. No contingent gain was recorded by the Company as of December 31, 2016.

NOTE 11 - SUBSEQUENT EVENT

On April 12, 2017, the Company issued 160,000 shares of its common stock to 16 shareholders, at a purchase price equal to $0.001 per share, as part of a private placement for total proceeds of $160.00, pursuant to executed subscription agreements under a Regulation D offering or other private placement of securities. Each of these transactions was issued as part of the private placement of securities by the Company in which no underwriting discounts or commissions applied to any of the transactions. The Company conducted such private placement offering in order to build a base of shareholders and establish relationships with a variety of shareholders. Tiber Creek Corporation did not assist the Company in conducting the offering.

On April 12, 2017, the Company issued 2,470,000 shares of its common stock to 28 employees and consultants, at par value of $0.001 per share, in exchange for services rendered to the Company.

Management has evaluated subsequent events through May 5, 2017, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of December 31, 2016 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, Subsequent Events.

