Form 10-Q
period 2017-03-31
PowerComm Holdings Inc.
filed 2017-10-31
CIK 1634424

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __ to ___

Commission File No. 000-55391

POWERCOMM HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Delaware	47-3152668
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3429 Ramsgate Terrace

Alexandria, VA 22309

(Address of principal executive offices) (zip code)

571-259-8773
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days). Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒
Emerging growth company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(1) of the Exchange Act. ☐

As of October 30, 2017, the Company had 23,350,000 shares of its common stock, par value $.0001 per share, issued and outstanding.

POWERCOMM HOLDINGS INC.
TABLE OF CONTENTS

POWERCOMM HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(Unaudited)	*
Assets
Current Assets
Cash and cash equivalents	$44,655	$49,744
Accounts Receivable, net	89,447	63,201
Prepaid expenses	73,543	108,942
Total Current Assets	207,645	221,887

Furniture, fixture, and equipment, net	654,135	663,631
BioFuel Investment	1,750

TOTAL ASSETS	$863,530	$885,518

Liabilities and Stockholder’s Equity
Current Liabilities
Short-term loan	$607,582	$615,176
Long-term debt, current	104,339	104,974
Accrued expenses	70,354	233,646
Due to related party	83,133	53,133
Other current liabilities	363,477	29,070
Total current Liabilities	1,228,885	1,035,999

Other Liabilities		86,449
Long-term debt	314,993	300,156
Total Liabilities	1,543,878	1,422,604

Commitments and contingencies

Stockholder’s Equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none outstanding as of 03/31/2014 and 12/31/2016	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 20,720,000 and 20,700,000 shares issued and outstanding as of 03/31/2017 and 12/31/2016	$2,072	$2,070
Discount on common stock	(2,070)	(2,050)
Subscriptions received in advance	60,000	45,000
Additional paid-in capital	23,427	1,538
Retained Earnings (Accumulated deficit)	(763,777)	(583,644)
Total Stockholders’ (Deficit) Equity	(680,348)	(537,086)

Total Liabilities and Stockholder’s (Deficit) Equity	$863,530	$885,518

* Derived from audited information

The accompanying notes are an integral part of these condensed financial statements.

POWERCOMM HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ended,
	Mar. 31
	Jan- Mar 17	Jan- Mar 16
Net Revenue	1,008,348	542,330
Cost of Revenue	(672,532)	(352,514)
Gross Profit	335,816	189,816

Salaries and Wages	(124,058)	(75,515)
General and Administrative Expense	(375,893)	(264,486)
Total Operating Expense	(499,951)	(340,001)

Operating Income (loss)	(164,135)	(150,185)

Other Income (Expense)
Interest Expense	(15,998)	(7,100)
Total Other Income (Expense)	(15,998)	(7,100)

Income (loss) from operations before income tax	(180,133)	(157,285)
Income tax (Expense) benefits	—	—
Net Income (Loss)	(180,133)	(157,285)

Loss per share - basic and diluted	(0.01)	(0.01)

Weighted average common shares outstanding -basic and diluted	20,542,761	18,887,671

The accompanying notes are an integral part of these condensed financial statements.

POWERCOMM HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the period ended March 31, 2017	For the period ended March 31, 2016
Operating Activities

Net Loss	(180,133)	(157,285)

Non-cash adjustments to reconcile net income to net cash
Depreciation and amortization	50,781	31,221

Change in current assets	9,153	216,580
Change in current liabilities	84,665	(32,075)

Net cash provided in (used in) operating activities	(35,534)	58,441

Investing Activities

BioFuel Investment	(1,750)	—

Net cash provided by investing activities	(1,750)	—

Financing Activities

Loan proceeds	—	125,828
Net proceeds from payable to related party	30,000	—
Loan payments	(34,676)	(17,797)
Proceeds from subscription received in advance	15,000	10,000
Proceeds from capital contributed	21,871	—

Net cash provided by financing activities	32,195	118,031

Net Cash increase for the period	(5,089)	176,472

Cash, beginning of period	49,744	16,439

Cash, end of period	44,655	192,911

Supplemental Disclosures:

Cash paid during period for:
Income Tax	—	—
Interest	15,998	7,100

Non-cash investing activities:
PP&E funded by notes/capital leases	41,285	160,826

The accompanying notes are an integral part of these condensed financial statements.

POWERCOMM HOLDINGS INC.

Notes to Unaudited Condensed Financial Statements

March 31, 2017

1. NATURE OF OPERATIONS AND GOING CONCERN

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

The Company has incurred operating losses in the current three months ended March 31, 2017 and for the years ended December 31, 2016 and 2015. As of March 31, 2017, the Company had an accumulated deficit of $763,777, a cash balance of $44,655 and a working capital deficit of $1,021,240. During the three months ended March 31, 2017 and the year ended December 31, 2016, respectively, the Company incurred net losses of $180,133 and $583,644 and for the three months ended March 31, 2017 had negative cash flows from operating activities of $35,534. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to fund future operations through additional financing from investors and/or lenders until such time as the Company can reach profitability. However, there can be no assurance that the Company will be successful in raising the additional funds needed. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. Such consolidated financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.

The condensed consolidated balance sheet as of March 31, 2017 and the condensed consolidated statements of operations and cash flows for the three-month period ended March 31, 2017 and 2015 have been prepared by the Company without audit. The condensed consolidated balance sheet as of December 31, 2016 has been derived from the audited financial statements as of that date, but does not include all required year-end disclosures. In the opinion of management, such statements include all adjustments considered necessary to present fairly the Company’s financial position as of March 31, 2017 and December 31, 2016, and its results of operations and cash flows for all periods presented. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Form 10-K filed by the Company on May 16, 2017.

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017.

Use of estimates and assumptions:

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates .and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and cash equivalents:

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased, to be cash and cash equivalents. As of March 31, 2017, and 2016, the Company had no uninsured deposits in banks respectively.

POWERCOMM HOLDINGS INC.

Notes to Unaudited Financial Statements

March 31, 2017

Accounts receivable:

Accounts receivable are recorded at net realizable value consisting of the carrying amount less allowance for doubtful accounts, as needed. We assess the collectability of accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves. While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purposes of analysis. As of March 31, 2017, and 2016, the Company had no assessed allowance for doubtful accounts respectively.

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

Depreciation is computed primarily using the straight-line method over the estimated useful lives of the assets as follows:

Useful Life (in years)
Computers	5
Office Furniture and Fixtures	7
Machinery and Equipment	7
Trucks and Vehicles	5

The Company applies the provisions of FASB ASC Topic 360 (ASC 360), “Property, Plant, and Equipment” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360, at least on an annual basis. ASC 360 requires the impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. For the three months ended March 31, 2017 and three months ended March 31, 2016, there was no impairment of long-lived assets recorded.

Revenue recognition:

The Company performs underground and overhead utility services primarily in the southeastern region of the United States for utility companies. The Company’s work is performed under cost-plus-fee contracts. The length of the Company’s contracts varies, but are typically two to three years. Revenues are recognized on the accrual basis as services are performed. The Company recognizes service revenue in accordance with GAAP when the following overall fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or the service has been performed, (iii) the Company’s price to the customer is fixed or determinable, and (iv) collection of the resulting accounts receivable is reasonably assured. During the three months ended March 31, 2017 and three months ended March 31, 2016, the Company recognized revenue when the above four criteria were met.

The Company’s policy is to invoice its customers and record revenues upon receipt from the customer acceptance of all the work performed in accordance with its requirements at the time of invoicing. Because of this, the Company to date has never had a customer demand re-work performed that the customer did not accept further billing for.

Cost of revenue:

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

3. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	March 31,	March 31,
	2017	2016

Contract receivables	$89,447	$28,213

Total contract receivables are expected to be collected within one year, and there is no provision for allowance for doubtful accounts.

POWERCOMM HOLDINGS INC.

Notes to Unaudited Financial Statements

March 31, 2017

4. FIXED ASSETS – PROPERTY, PLANT AND EQUIPMENT, NET

Fixed assets consist of the following:

	March 31,	March 31,
	2017	2016
Vehicles	$1,683,593	$1,384,597
Machinery and equipment	498,666	569,999
Office furniture and fixtures	103,686	103,686
Computer and software	25,201	25,201
	$2,311,146	$2,083,483
Less: Accumulated depreciation	(1,657,011)	(1,398,098)
Total property, plant and equipment, net	$654,135	$685,385

5. BANK LOANS

Short-term loan

Short-term loan represents borrowings from commercial banks due within one year. The short-term loan consists of the following:

	March 31,	March 31,
	2017	2016

$450,000 Line of Credit with Burke & Herbert Bank,	$414,134	$422,784
interest rate at 4.5% annum, renewed annually, due on demand.

$200,000 Line of Credit with Suntrust Bank,	193,448	131,307
interest rate at 9.5% annum, renewed annually, due on demand.

Total	$607,582	$554,091

Interest expense for the three months ended March 31, 2017 and March 31, 2016 amounted to $15,998 and $7,100 respectively.

Long-term debt

Long-term debt consists of the following:

	March 31,	March 31,
	2017	2016
Note payable to Ally Financial Inc, maturing May 2020, monthly payments of $666.	22,822	28,805
Note payable to Ally Financial Inc, maturing April 2021, monthly payments of $786.	37,842	—
Note payable to Ally Financial Inc, maturing May 2020, monthly payments of $528.	18,181	22,851
Note payable to Ally Financial Inc, maturing May 2020, monthly payments of $528.	18,181	22,851
Note payable to Ally Financial Inc, maturing April 2020, monthly payments of $529.	18,151	22,923
Note payable to Burke & Herbert Bank, maturing June 2019, monthly payments of $520.	12,704	17,591
Note payable to Toyota Financial Services, maturing September 2017, monthly payments of $400	—	6,454
Note payable to Burke & Herbert Bank, maturing June 2017, monthly payments of $320.	704	4,354
Note payable to Ally Financial Inc, maturing March 2022, monthly payments of $809.63.	40,475	—
Note payable to Chrysler Capital, maturing February 2017, monthly payments of $250	—	2,235
Note payable to John Deere Financial, maturing January 2021, monthly payments of $2,789	128,801	160,829
Note payable to Ford Motor Credit, maturing April 2021, monthly payments of $1,431	60,772	—

Note payable to Ford Motor Credit, maturing April 2021, monthly payments of $1,431	60,699	—
Note payable to Burke & Herbert Bank, maturing August 2016, monthly payments of $556.	—	2,550
	$419,332	$291,443
Current portion	(104,339)	(72,705)
Total	$314,993	$218,738

All notes are secured by the Company’s vehicles. The obligation under long-term debt is as follows:

As of March 31, 2017	Amount
2017	$104,339
2018	108,420
2019	107,559
2020	85,897
2021	13,117
Thereafter	—
Total	$419,332

POWERCOMM HOLDINGS INC.

Notes to Unaudited Financial Statements

March 31, 2017

6. STOCKHOLDER’S EQUITY

As of March 31, 2017 and December 31, 2016, 20,720,000 and 20,700,000 shares of common stock and no preferred stock were issued and outstanding, respectively.

On January 11, 2017, the Company issued 20,000 shares of its common stock at a value of $1.00 per share for $20,000 to an investor.

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

The Company has accounted for the acquisition of PCC by PCH as a recapitalization and not as a business combination, in which PCC has re-domiciled itself to Delaware from Virginia. In certain circumstances, the ownership of both entities could trigger reporting under the consolidation provisions prior to the recapitalization under related party and variable interest entity requirements, however, in this instance, because PCH was truly a public shell, as defined by the Securities and Exchange Commission, management believes that recapitalization accounting presents the most accurate and appropriate accounting for this transaction.

7. DUE TO RELATED PARTY

On February 17, 2017, Mr. Kwasnik advanced the Company for operating capital in the amount of $30,000. The total amount of $83,133 of due to related party was unsecured, had no written agreement, due on demand with no maturity date, and bearing no interest. As of March 31, 2017, no amounts were imputed for these advances as the amount was immaterial. As of March 31, 2017, and March 31, 2016, due to related party amounted to $83,133 and $0, respectively.

8. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of March 31, 2017, and March 31, 2016, the Company does not have any amounts in excess of the FDIC insured limit.

For the three months ended March 31, 2017 and three months ended March 31, 2016, service revenue to Potomac Electric Power Co (“PEPCO”) accounted for 97% and 100% of the Company’s net revenue, respectively. Accounts receivable due from PEPCO accounted for 100% of the Company accounts receivable balances as of both March 31, 2017 and March 31, 2016.

9. COMMITMENTS AND CONTINGENCIES

Litigation

In April 2014, Gregory Randolf, a former employee of the Company filed a Class Action Labor Lawsuit against the Company in the Maryland District Court. The lawsuit alleges that he and 48 other flaggers of the Company were not paid overtime pay which in Maryland is time and ½. The Company believes that Mr. Randolf’s testimony as to the amount of hours he worked was completely false and that he was correctly paid for the hours he worked per his time slips. As of December 2015, the Company offered $100,000 to settle the case. The Company accrued contingent loss of $100,000 during the year ended December 31, 2014. No additional contingent liability was accrued during the year ended December 31, 2015. On April 28, 2016, the settlement agreement was approved by court and judgment for plaintiffs was entered in the amount of $100,000. On April 29, 2016, the company made payments to plaintiffs in the total amount of $100,000.

In May, 2015, the Company filed a complaint against Riverport Insurance Services (“Riverport”) in Circuit Court for Montgomery County, Maryland, for failing to defend a worker’s compensation claim previously filed against the Company. The Company is seeking a declaration from the Court that Riverport owned the Company a duty to defend the subject workers’ compensation claim. The Company seeks recovery of attorneys’ fees and costs incurred in defending against the claim, and attorneys’ fees and costs incurred in litigating the complaint. Trial for this litigation was scheduled for June 2, 2016. On September 14, 2016, a judgment of the litigation against Riverport was entered in favor of the Company in the amount of approximately $45,000. No contingent gain was recorded by the Company as of March 31, 2017.

POWERCOMM HOLDINGS INC.

Notes to Unaudited Financial Statements

March 31, 2017

10. SUBSEQUENT EVENTS

On April 12, 2017, the Company issued 160,000 shares of its common stock to 16 shareholders, at a purchase price equal to $0.001 per share, as part of a private placement for total proceeds of $ 160.00, pursuant to executed subscription agreements under a Regulation D offering or other private placement of securities. Each of these transactions was issued as part of the private placement of securities by the Company in which no underwriting discounts or commissions applied to any of the transactions. The Company conducted such private placement offering in order to build a base of shareholders and establish relationships with a variety of shareholders. The Company intends to treat this offering as stock based compensation for accounting purposes.

On April 12, 2017, the Company issued 2,470,000 shares of its common stock to 28 employees and consultants in exchange for services rendered to the Company.

On June 7, 2017, the Company issued 1,000 shares of its Series A Preferred Stock to David Kwasnik, the Company’s sole officer and director, at a purchase price of $0.0001 per share, for total proceeds of $0.10.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and notes to our financial statements included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors discussed elsewhere in this report.

Certain information included herein contains statements that may be considered forward-looking statements, such as statements relating to our anticipated revenues, gross margin and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity, and financing sources. This forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include those relating to our liquidity requirements, the continued growth of the software industry, the success of our product development, marketing and sales activities, vigorous competition in the construction industry, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, the inherent uncertainty and costs of prolonged arbitration or litigation, and changes in federal or state tax laws or the administration of such laws.

Overview

PowerComm Holdings, Inc., through its wholly owned subsidiary PowerComm Construction, Inc., installs, connects and services the energy and communications sectors. Experienced PCC teams also build and maintain America’s infrastructure from fiber-optic lines to high voltage lines to cellular communication towers. The current business of PCC is in electric utility, fiber optic, and telecommunications construction and maintenance services. PCC has provided for almost 20 years a diverse range of power services, telecommunications and fiber optic services and cellular services. PCC is a longstanding service provider that works on complex projects for industry leaders. PCC service crews perform electrical power line work on overhead and underground power distribution infrastructures as well as on transmission and sub-transmission lines.

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

The Company has filed a registration statement on Form S-1 to register the resales of common stock shares held by certain existing shareholders of the Company. As of the date of this Report, the registration statement was under review by the U.S. Securities and Exchange Commission.

For the three months ended March 31, 2017, the Company generated $1,008,348 in net revenues and had sustained net losses of $180,133. As of March 31, 2017, the Company had an accumulated deficit of $763,777.

For the period ended December 31, 2016, the Company’s independent auditors issued a report raising substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon financial support from its principal stockholders, its ability to obtain necessary equity financing, or its ability to expand its existing operations to generate consistent profitability. Unless the Company is able to generate sufficient cash flow from operations and/or obtain additional financing, there is a substantial doubt as to the ability of the company to continue as a going concern. The Company anticipates that it would need approximately $1,000,000 over the next 12 months to continue as a going concern, satisfy its capital commitments and continue its operations in accordance with its current business plan. The Chief Executive Officer and several shareholders plan to continue to fund the Company’s operations during the next 12 months or until the Company can generate an ongoing source of capital sufficient to independently continue its operations.

Revenues and Losses

During the three months ended March 31, 2017, the Company posted net revenues of $1,008,348, total operating expenses of $499,951, consisting of salary and wage expenses of $124,058 and other general and administrative expenses of $375,893, and a net loss of $180,133. During the three months ended March 31, 2016, the Company posted net revenues of $542,330, total operating expenses of $ 340,001, consisting of salary and wage expenses of $75,515 and other general and administrative expenses of $264,486, and a net loss of $157,285.

During the three months ended March 31, 2017, the Company incurred cost of revenue of $672,532, compared to cost of revenue of $352,514 for the three months ended March 31, 2016. The increase in cost of revenue was a result of increased costs from customer contracts.

Based on past performance, the Company is dependent on revenues generated from Potomac Electric Power Co. For the three months ended March 31, 2017 and three months ended March 31, 2016, service revenue to Potomac Electric Power Co accounted for 97% and 100% of the Company’s net revenue, respectively. Accounts receivable due from PEPCO accounted for 100% of the Company accounts receivable balances as of both March 31, 2017 and March 31, 2016.

Liquidity and Capital Resources

There is no assurance that the Company’s activities will generate sufficient revenues to sustain its operations without additional capital, or if additional capital is needed, that such funds, if available, will be obtainable on terms satisfactory to the Company. Accordingly, given the Company’s limited cash and cash equivalents on hand, the Company will be unable to implement its business plans and proposed operations unless it obtains additional financing or otherwise is able to generate revenues and profits. The Company may raise additional capital through sales of debt or equity, obtain loan financing or develop and consummate other alternative financial plans.

Discussion of the three months ended March 31, 2017 as compared to the three months ended March 31, 2016

For the three months ended March 31, 2017, the Company posted a net loss of $180,133. At March 31, 2017, it had an accumulated deficit of approximately $763,777. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

Net revenues during the three months ended March 31, 2017 were $1,008,348 as compared to net revenues for the three months ended March 31, 2016 of $ 542,330. The increase resulted from the resolution of the Pepco-Exelon merger, which caused delays that negatively affected the Company’s business in 2016.

During the three months ended March 31, 2017, the Company posted a cost of revenue of $672,532, salary and wages of $124,058 and general and administrative expenses of $375,893, as compared to a cost of revenue of $352,514, salary and wages of $75,515 and general and administrative expenses of $264,486 for the three months ended March 31, 2016. These increases in costs largely resulted from increases in labor and administrative costs related to the expansion of the Company’s business.

During the three months ended March 31, 2017, the Company posted a net loss of $180,133 as compared to net loss of $157,285 for the three months ended March 31, 2016. The increase in net loss resulted from increases in labor and administrative costs related to the expansion of the Company’s business.

For the three months ended March 31, 2017, the Company used cash in operating activities of $35,534. During such period, the Company also used cash in investing activities in the amount of $1,750 and generated cash from financing activities of $32,195. In comparison, for the three months ended March 31, 2016, the Company generated cash from operating activities of $58,441, used no cash in investing activities and generated cash from financing activities of $118,031.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Equipment Financing

The Company has no existing equipment financing arrangements.

Potential Revenue

The Company intends to earn revenue from executing its business plan and continuing to provide electric utility, fiber optic, and telecommunications construction and maintenance services through its wholly owned subsidiary, PowerComm Construction, Inc.

Alternative Financial Planning

As of March 31, 2017, the Company had cash available of $44,655.

The Company has no alternative financial plans at the moment. If the Company is not able to successfully raise monies as needed through a private placement or other securities offering (including, but not limited to, a primary public offering of securities), the Company’s ability to survive as a going concern and implement any part of its business plan or strategy may be severely jeopardized.

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

Critical Accounting Policies

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires making estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Information not required to be filed by a smaller reporting company.

ITEM 4. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the period covered by this report by the Company’s principal executive officer (who is also the principal financial officer) in consultation with an outside accounting advisor.

Based upon that evaluation, the Company’s principal executive officer has concluded that the Company’s disclosure controls and procedures are not effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company intends to engage outside accounting advisors to assist the Company in implementing effective disclosure controls and procedures.

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has issued the following securities in the last three (3) years. Such securities were issued pursuant to exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering, as noted below. Each of these transactions was issued as part of a private placement of securities by the Company in which (i) no general advertising or solicitation was used, and (ii) the investors purchasing securities were acquiring the same for investment purposes only, without a view to resale.

Since inception, the Company has issued shares of common stock which were not registered as follows:

The Company (as White Grotto Acquisition Corporation) issued an aggregate of 20,000,000 shares on formation in January 2015 pro rata (10,000,000 each) to James Cassidy and James McKillop, at a purchase price equal to $0.001 per share, of which all but an aggregate of 500,000 shares were redeemed pro rata at the purchase price.

On September 16, 2015, the Company issued 20,000,000 shares of its common stock to David Kwasnik, at a purchase price equal to $0.001 per share, as part of a change in control.

On November 15, 2016, pursuant to the Acquisition, the Company issued 200,000 shares of its common stock, valued at $0.001 per share, in exchange for all the outstanding shares of PCC then held by the sole shareholder, David Kwasnik.

On January 11, 2017, the Company issued 20,000 shares of its common stock at a value of $1.00 per share for $20,000 to an investor.

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

On April 12, 2017, the Company issued 2,470,000 shares of its common stock to 28 employees and consultants, at a cost basis of $0.0001 per share, in exchange for services rendered to the Company.

On June 7, 2017, the Company issued 1,000 shares of its Series A Preferred Stock to David Kwasnik, the Company’s sole officer and director, at a purchase price of $0.0001 per share, for total proceeds of $0.10.

ITEM 5. OTHER INFORMATION

No Changes in Nomination Procedures

During the quarter covered by this Report, there were not any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

ITEM 6. EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization between PowerComm Holdings, Inc. and PowerComm Construction, Inc. (filed as exhibit to the Form 8-K filed November 23, 2016)
3.1	Certificate of Incorporation (filed as exhibit to the Form 10-12G filed March 3, 2015)
3.2	By-laws (filed as exhibit to the Form 10-12G filed March 3, 2015)
3.3	Sample stock certificate (filed as exhibit to the Form 10-12G filed March 3, 2015)
10.1	Master Agreement for Services between Southern Company Services, Inc. and PowerComm Construction Inc. (filed as an exhibit to the Form 8-K/A filed October 5, 2017)
10.2	Master Services Agreement between RCN Telecom Services LLC and PowerComm Construction Inc. (filed as an exhibit to the Form 8-K/A filed October 5, 2017)
10.3	Construction Contract between PHI Service Company and PowerComm Construction Inc. (filed as an exhibit to the Form 8-K/A filed October 5, 2017)
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 31, 2017

POWERCOMM HOLDINGS, INC.

By:	/s/ David Kwasnik
Name:	David Kwasnik
Title:	Chief Executive Officer, Chief Financial Officer