Form 10-Q
period 2017-06-30
PowerComm Holdings Inc.
filed 2017-11-09
CIK 1634424

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(1) of the Exchange Act. ☐

As of November 7, 2017, the Company had 23,330,000 shares of its common stock, par value $.0001 per share, issued and outstanding.

POWERCOMM HOLDINGS INC.
TABLE OF CONTENTS

POWERCOMM HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(Unaudited)	*
Assets
Current Assets
Cash and cash equivalents	$212,455	$49,744
Accounts Receivable, net	350,562	63,201
Prepaid expenses	86,658	108,942
Total Current Assets	649,675	221,887

Furniture, fixture, and equipment, net	677,175	663,631
Other	1,750	—

TOTAL ASSETS	$1,328,600	$885,518

Liabilities and Stockholder’s Equity
Current Liabilities
Short-term loan	$608,066	$615,176
Long-term debt, current	121,738	104,974
Accounts payable and accrued expenses	291,249	233,646
Due to related party	185,004	53,133
Other current liabilities	185,745	29,070
Total current liabilities	1,391,802	1,035,999

Other Liabilities		86,449
Long-term debt	337,672	300,156
Total Liabilities	1,729,474	1,422,604

Commitments and contingencies

Stockholder’s Equity
Series A Preferred stock ($0.0001 par value, 20,000,000 shares authorized; 1,000 and none outstanding as of June 30, 2017 and December 31, 2016, respectively)	—	—
Common stock ($0.0001 par value, 100,000,000 shares authorized; 23,300,000 and 20,700,000 outstanding as of June 30, 2017 and December 31, 2016, respectively)	$2,333	$2,070
Discount on common stock	$(2,333)	$(2,050)
Subscriptions received in advance	—	45,000
Additional paid-in capital	133,118	1,538
Retained Earnings (Accumulated deficit)	(533,992)	(583,644)
Total Stockholders’ (Deficit) Equity	(400,874)	(537,086)

Total Liabilities and Stockholder’s (Deficit) Equity	$1,328,600	$885,518

* Derived from audited information.

The accompanying notes are an integral part of these condensed financial statements.

POWERCOMM HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ended,		For the Six Months Ended,
	Jun. 30		Jun. 30
	Apr- Jun 17	Apr- Jun 16	2017	2016
Net Revenue	1,624,630	748,120	2,632,978	1,290,450
Cost of Revenue	(866,064)	(486,278)	(1,538,596)	(838,792)
Gross Profit	758,566	261,842	1,094,382	451,658

Salaries and Wages	(92,301)	(80,351)	(216,359)	(155,866)
Stock based compensation	(131,560)	—	(131,560)	—
General and Administrative Expense	(276,759)	(244,249)	(652,652)	(508,735)
Total Operating Expense	(500,620)	(324,600)	(1,000,571)	(664,601)

Operating Income (loss)	257,946	(62,758)	93,811	(212,943)

Other Income (Expense)
Interest Expense	(28,161)	(14,240)	(44,159)	(21,340)
Other Income (Expense) net
Total Other Income (Expense)	(28,161)	(14,240)	(44,159)	(21,340)

Income (loss) from operations before income tax	229,785	(76,998)	49,652	(234,283)
Net Income (Loss)	229,785	(76,998)	49,652	(234,283)

Loss per share - basic and diluted	$0.01	(0.00)	0.00	(0.01)
Weighted average common shares outstanding - basic and diluted	22,983,187	20,500,000	21,847,901	20,500,000

The accompanying notes are an integral part of these condensed financial statements.

POWERCOMM HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the period ended June 30, 2017	For the period ended June 30, 2016
Cash Flow from Operating Activities

Net Income	49,652	(234,283)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	105,936	62,443
Stock based compensation	131,560
Changes in operating assets and liabilities:
Change in current assets	(265,077)	196,124
Change in current liabilities	110,339	(131,220)

Net cash provided by (used in) operating activities	132,410	(106,936)

Cash Flow from Investing Activities

Equipment purchase	(7,689)	(22,292)
Other	(1,750)	—

Net cash used in investing activities	(9,439)	(22,292)

Cash Flow from Financing Activities

Net proceeds from loans	17,490	156,621
Net proceeds from payable to related party	86,871
Loan payment	(64,621)	(26,793)

Net cash provided by financing activities	39,740	129,828

Net Cash increase for the period	162,711	600

Cash, beginning of period	49,744	16,439

Cash, end of period	212,455	17,039

Supplemental Disclosures:

Cash paid during period for:
Interest	44,160	21,340
Taxes	—	—
Non-cash investing activities:
PP&E funded by notes/capital leases	111,791	291,630

The accompanying notes are an integral part of these condensed financial statements.

POWERCOMM HOLDINGS INC.

Notes to Unaudited Condensed Financial Statements

June 30, 2017

1. NATURE OF OPERATIONS

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

Prior to the current quarter, the Company reported its results on a going concern basis. This reporting was required as up to that period, the Company had operated at a loss for the prior few years, with revenue decreasing from approximately $3.5 million on an annual basis in the year ended December 31, 2014 to approximately $2.9 million for the year ended December 31, 2016. In addition, the Company had a working capital deficit as of December 31, 2016 of approximately $0.8 million with a cash position of approximately $50,000.

During the current quarter, the Company has been able to increase its revenues with its primary customer to such an extent that the Company no longer believes it operates under a going concern. In the three months ended June 30, 2017, the Company was able to generate substantially increased revenues of approximately $1.6 million with profits from operations of approximately $258,000, which generated a net profit for the six months ended June 30, 2017 of approximately $50,000. As of June 30, 2017, the Company has reduced its working capital deficit to $.7 million and increased its cash position to approximately $212,000.

In addition, during the six months ended June 30, 2017, the Company was able to generate funds from operations in excess of its capital expenditures of approximately $123,000. In 2017, the Company’s primary customer completed its merger with Exelon, Inc. (survivor of the merger) and the Company has been notified that it is now a preferred vendor with Exelon, Inc. nationally. Given the additional contracts the Company has obtained and the additional contracts the Company is currently bidding upon with its primary customer, the Company believes that it will to continue to substantially increase its revenue base and its profitability in the upcoming quarters into 2018 and 2019 at a minimum.

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

The condensed consolidated balance sheet as of June 30, 2017 and the condensed consolidated statements of operations and cash flows for the six-month period ended June 30, 2017 and 2016 have been prepared by the Company without audit. The condensed consolidated balance sheet as of December 31, 2016 has been derived from the audited financial statements as of that date, but does not include all required year-end disclosures. In the opinion of management, such statements include all adjustments considered necessary to present fairly the Company’s financial position as of June 30, 2017 and December 31, 2016, and its results of operations and cash flows for all periods presented. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Form 10-K filed by the Company on November 14, 2017.

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017.

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

Cash and cash equivalents:

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased, to be cash and cash equivalents. As of June 30, 2017, and 2016, the Company had no uninsured deposits in banks respectively.

Accounts receivable:

Accounts receivable are recorded at net realizable value consisting of the carrying amount less allowance for doubtful accounts, as needed. We assess the collectability of accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves. While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purposes of analysis. As of June 30, 2017 and 2016, the Company had no assessed allowance for doubtful accounts respectively.

POWERCOMM HOLDINGS INC.

Notes to Unaudited Financial Statements

June 30, 2017

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

The Company applies the provisions of FASB ASC Topic 360 (ASC 360), “Property, Plant, and Equipment” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360, at least on an annual basis. ASC 360 requires the impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. For the six months ended June 30, 2017 and six months ended June 30, 2016, there was no impairment of long-lived assets recorded.

Revenue recognition:

The Company performs underground and overhead utility services primarily in the southeastern region of the United States for utility companies. The Company’s work is performed under cost-plus-fee contracts. The length of the Company’s contracts varies, but are typically two to three years. Revenues are recognized on the accrual basis as services are performed. The Company recognizes service revenue in accordance with GAAP when the following overall fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or the service has been performed, (iii) the Company’s price to the customer is fixed or determinable, and (iv) collection of the resulting accounts receivable is reasonably assured. During the six months ended June 30, 2017 and six months ended June 30, 2016, the Company recognized revenue when the above four criteria were met.

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

3. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	June 30,	June 30,
	2017	2016

Contract receivables	$350,562	$190,008

Total contract receivables are expected to be collected within one year, and there is no provision for allowance for doubtful accounts.

POWERCOMM HOLDINGS INC.

Notes to Unaudited Financial Statements

June 30, 2017

4. FIXED ASSETS – PROPERTY, PLANT AND EQUIPMENT, NET

Fixed assets consist of the following:

	June 30,	June 30,
	2017	2016
Vehicles	$1,732,054	$1,532,355
Machinery and equipment	528,400	570,635
Office furniture and fixtures	103,686	103,686
Computer and software	25,201	25,201
	$2,389,341	$2,231,877
Less: Accumulated depreciation	(1,712,166)	(1,475,430)
Total property, plant and equipment, net	$677,175	$756,447

5. BANK LOANS

Short-term loan

Short-term loan represents borrowings from commercial banks due within one year. The short-term loan consists of the following:

	June 30,	June 30,
	2017	2016

$450,000 Line of Credit with Burke & Herbert Bank, interest rate at 4.5% annum, renewed annually, due on demand.	$413,970	$433,808

$200,000 Line of Credit with Suntrust Bank, interest rate at 9.5% annum, renewed annually, due on demand.	194,096	180,987

Total	$608,066	$614,795

Interest expense for the six months ended June 30, 2017 and June 30, 2016 amounted to $44,159 and $21,340 respectively.

Long-term debt

Long-term debt consists of the following:

	June 30,	June 30,
	2017	2016
Note payable to Ally Financial Inc, maturing May 2020, monthly payments of $666.	21,169	27,722
Note payable to Ally Financial Inc, maturing April 2021, monthly payments of $786.	36,143	—
Note payable to Ally Financial Inc, maturing May 2020, monthly payments of $528.	16,871	21,973
Note payable to Ally Financial Inc, maturing May 2020, monthly payments of $528.	16,871	21,973
Note payable to Ally Financial Inc, maturing April 2020, monthly payments of $529.	16,835	22,062
Note payable to Burke & Herbert Bank, maturing June 2019, monthly payments of $520.	11,349	16,030
Note payable to Toyota Financial Services, maturing September 2017, monthly payments of $400	1,266	5,463
Note payable to Burke & Herbert Bank, maturing June 2017, monthly payments of $320.	—	3,394
Note payable to Burke & Herbert Bank, maturing August 2016, monthly payments of $556.	—	881
Note payable to Ally Financial Inc, maturing March 2022, monthly payments of $809.63.	38,937	—
Note payable to Chrysler Capital, maturing February 2017, monthly payments of $250	—	1,005
Note payable to John Deere Financial, maturing January 2021, monthly payments of $2,789	117,928	152,892
Note payable to Ford Motor Credit, maturing April 2021, monthly payments of $1,431	57,370	70,740
Note payable to Ford Motor Credit, maturing April 2021, monthly payments of $1,431	57,370	70,740
Note payable to Ford Motor Credit, maturing May 2022, monthly payments of $928	46,347	—
Note payable to GMC Bucket Truck, maturing April 2020, monthly payments of $690	20,954
	$459,410	$414,875
Current portion	(121,738)	(95,886)
Total	$337,672	$318,989

All notes are secured by the Company’s vehicles. The obligation under long-term debt is as follows:

As of June 30,	Amount
2018	$121,738
2019	125,234
2020	122,118
2021	75,239
2022	15,081
Thereafter	—
Total	$459,410

POWERCOMM HOLDINGS INC.

Notes to Unaudited Financial Statements

June 30, 2017

6. STOCKHOLDER’S EQUITY

In the six months ended June 30, 2017, the Company designated 1,000 shares of preferred stock as Series A. The Series A Preferred Shares carry no dividend and no liquation rights, but so long as 1 share of Series A remains outstanding, the Series A class is provided with the right to vote as a class having the equivalent of 51% of the total vote outstanding. In addition, the Series A class is allowed to vote on all shareholder matters. Changes to provisions of the Series A Preferred Shares require an affirmative vote of at least 60% of the Series A shareholders.

In April 2017, the board of directors of the Company authorized the issuance of 1,000 shares of Series A Preferred Stock to its CEO. The Company valued these shares at a 20% control premium to its common shares (see valuation below)

As of December 31, 2016, and December 31, 2015, 20,700,000 and 20,500,000 shares of common stock and no preferred stock were issued and outstanding, respectively.

As of June 30, 2017, the Company has 1,000 shares of Series A Preferred Stock and 23,330,000 shares of its common stock outstanding.

In April 2017, the board of directors of the Company authorized the issuance of a private placement of the Company’s common stock in which the Company sold 160,000 shares of its common stock for gross proceeds of $160. The Company has accounted for this issuance at the price per share determined from its issuance of common shares (described below) to certain vendors for services provided of $0.05 per share, and has recorded total cost for this issuance of $8,000.

In April 2017, the board of directors of the Company authorized the issuance of 2,470,000 shares of its common stock to certain employees and non-employees. The Company determined the value of the common shares based on the non-employee shares issued at the cost of the services provided of $0.05 per common share. The Company recorded compensation cost of $123,500 for these issuances.

On November 15, 2016, the Company, entered into a stock-for-stock acquisition agreement (the “Acquisition Agreement”) with PowerComm Construction, Inc., a private company organized under the laws of the Commonwealth of Virginia (“PCC”). Under the Acquisition Agreement, the Company issued to PCC 200,000 shares of its common stock, valued at $0.001 per share, in exchange for all of the issued and outstanding stock of PCC to complete the share exchange and restructuring of entities under common control. Mr. David Kwasnik, who is the officer, director and majority shareholder of the Company, was the sole shareholder of PCC prior to the acquisition.

The Company has accounted for the acquisition of PowerComm Construction, Inc. by PowerComm Holdings, Inc. as a recapitalization and not as a business combination, in which PCC has re-domiciled itself to Delaware from Virginia. In certain circumstances, the ownership of both entities could trigger reporting under the consolidation provisions prior to the recapitalization under related party and variable interest entity requirements, however, in this instance, because PCH was truly a public shell, as defined by the Securities and Exchange Commission, management believes that recapitalization accounting presents the most accurate and appropriate accounting for this transaction.

In the prior Form 10-Q issued by the Company, the Company reported it had sold 20,000 shares of its common stock for $1 per share. That disclosure was in error. The $20,000 was an advance by an individual that the Company has determined is a related party and is included in the amount shown on the balance sheet as of June 30, 2017 under related party advances (see Note 7). The Company has chosen to not restate its prior quarterly filing as the Company believes the $20,000 liability and not equity is not material.

7. DUE TO RELATED PARTY

There are two related parties with amounts due from PCC. Mr. Kwasnik has advanced the Company operating capital totaling $85,004, and James Cooper has advanced the Company operating capital of $100,000. The total, $185,004, is unsecured. There is no written agreement, and funds are due on demand with no maturity date, and bearing no interest.

The Company has not imputed any interest on the amounts advanced by its related parties during the six months ended June 30, 2017 as it was not deemed material.

8. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of June 30, 2017, and June 30, 2016, the Company does not have any amounts in excess of the FDIC insured limit.

For the six months ended June 30, 2017 and six months ended June 30, 2016, service revenue from Potomac Electric Power Co (“PEPCO”) accounted for 79% and 100% of the Company’s net revenue, respectively.

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

In May, 2015, the Company filed a complaint against Riverport Insurance Services (“Riverport”) in Circuit Court for Montgomery County, Maryland, for failing to defend a worker’s compensation claim previously filed against the Company. The Company is seeking a declaration from the Court that Riverport owned the Company a duty to defend the subject workers’ compensation claim. The Company seeks recovery of attorneys’ fees and costs incurred in defending against the claim, and attorneys’ fees and costs incurred in litigating the complaint. Trial for this litigation was scheduled for June 2, 2016. On September 14, 2016, a judgment of the litigation against Riverport was entered in favor of the Company in the amount of approximately $45,000. No contingent gain was recorded by the Company as of June 30, 2017.

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

For the six months ended June 30, 2017, the Company generated $2,632,978 in net revenues and had net income of $49,652. As of June 30, 2017, the Company had an accumulated deficit of $533,992.

Prior to the current quarter, the Company reported its results on a going concern basis. This reporting was required as up to that period, the Company had operated at a loss for the prior few years, with revenue decreasing from approximately $3.5 million on an annual basis in the year ended December 31, 2014 to approximately $2.9 million for the year ended December 31, 2016. In addition, the Company had a working capital deficit as of December 31, 2016 of approximately $0.8 million with a cash position of approximately $50,000.

During the current quarter, the Company has been able to increase its revenues with its primary customer to such an extent that the Company no longer believes it operates under a going concern. In the three months ended June 30, 2017, the Company was able to generate substantially increased revenues of approximately $1.6 million with profits from operations of approximately $258,000, which generated a net profit for the six months ended June 30, 2017 of approximately $50,000. As of June 30, 2017, the Company has reduced its working capital deficit to $.7 million and increased its cash position to approximately $212,000.

In addition, during the six months ended June 30, 2017, the Company was able to generate funds from operations in excess of its capital expenditures of approximately $123,000. In 2017, the Company’s primary customer completed its merger with Exelon, Inc. (survivor of the merger) and the Company has been notified that it is now a preferred vendor with Exelon, Inc. nationally. Given the additional contracts the Company has obtained and the additional contracts the Company is currently bidding upon with its primary customer, the Company believes that it will to continue to substantially increase its revenue base and its profitability in the upcoming quarters into 2018 and 2019 at a minimum.

Revenues and Losses

During the six months ended June 30, 2017, the Company posted net revenues of $2,632,978, total operating expenses of $1,000,571, consisting of salary and wage expenses of $216,359, stock based compensation of $131,560 and other general and administrative expenses of $652,652, and a net income of $49,652. During the six months ended June 30, 2016, the Company posted net revenues of $1,290,450, total operating expenses of $664,601, consisting of salary and wage expenses of $155,866 and other general and administrative expenses of $508,735, and net loss of $234,283.

During the six months ended June 30, 2017, the Company incurred cost of revenue of $1,538,596, compared to cost of revenue of $838,792 for the six months ended June 30, 2016. The increase in cost of revenue was a result of increased costs from customer contracts.

Based on past performance, the Company is dependent on revenues generated from Potomac Electric Power Co. For the six months ended June 30, 2017 and six months ended June 30, 2016, service revenue from Potomac Electric Power Co (“PEPCO”) accounted for 79% and 100% of the Company’s net revenue, respectively.

Liquidity and Capital Resources

As of June 30, 2017, the Company had improved its working capital position from a deficit of $0.8 million to $0.7 million as of December 31, 2016 and had also increased its cash position to approximately $212,000 from approximately $50,000 as of December 31, 2016. In addition, for the six months ended June 30, 2017, the Company’s cash flows from operations in excess of its capital expenditures increased to approximately $123,000. The Company has been notified that it is now a preferred vendor for all of Exelon Corp. and has begun receiving new contracts and has begun bidding on additional contracts. In 2017, the Company has significantly increased its revenue run rate and expects the increases to continue into 2018 and 2019. The increased revenue has allowed the Company to begin operating profitably and the Company expects that those conditions will not only continue but increase in the coming quarters as new contracts are received and executed upon.

Discussion of the six months ended June 30, 2017 as compared to the six months ended June 30, 2016

For the six months ended June 30, 2017, the Company posted net income of $49,652. At June 30, 2017, it had an accumulated deficit of approximately $533,992. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

Net revenues during the six months ended June 30, 2017 were $2,632,978 as compared to net revenues for the six months ended June 30, 2016 of $1,290,450. The increase resulted from the resolution of the Pepco-Exelon merger, which caused delays that negatively affected the Company’s business in 2016.

During the six months ended June 30, 2017, the Company posted a cost of revenue of $1,538,596, salary and wages of $216,359, stock based compensation of $131,560 and general and administrative expenses of $652,652, as compared to a cost of revenue of $838,792, salary and wages of $155,866, stock based compensation of $0 and general and administrative expenses of $508,735 for the six months ended June 30, 2016. These increases in costs largely resulted from increases in labor and administrative costs related to the expansion of the Company’s business. The increased gross profit percentage achieved in 2017 compared to 2016 was the direct result of the Company using its own employees in 2017 versus using outside contractor in 2016.

During the six months ended June 30, 2017, the Company posted net income of $49,652 as compared to net loss of $234,283 for the six months ended June 30, 2016. The decrease in net loss resulted from increases in gross profit related to the expansion of the Company’s business.

For the six months ended June 30, 2017, the Company generated cash from operating activities of $132,410. During such period, the Company also used cash in investing activities in the amount of $9,439 and generated cash from financing activities of $39,740. In comparison, for the six months ended June 30, 2016, the Company used cash in operating activities of $106,936, used cash in investing activities in the amount of $22,292 and generated cash from financing activities of $129,828.

Discussion of the three months ended June 30, 2017 as compared to the three months ended June 30, 2016

Net revenues during the three months ended June 30, 2017 were $1,624,631 as compared to net revenues for the three months ended June 30, 2016 of $748,120. The increase resulted from the resolution of the Pepco-Exelon merger, which caused delays that negatively affected the Company’s business in 2016.

During the three months ended June 30, 2017, the Company posted a cost of revenue of $866,065, salary and wages of $92,301, stock based compensation of $131,560 and general and administrative expenses of $276,759, as compared to a cost of revenue of $486,278, salary and wages of $80,351, stock based compensation of $0 and general and administrative expenses of $244,249 for the three months ended June 30, 2016. These increases in costs largely resulted from increases in labor and administrative costs related to the expansion of the Company’s business. The increased gross profit percentage achieved in 2017 compared to 2016 was the direct result of the Company using its own employees in 2017 versus using outside contractor in 2016.

During the three months ended June 30, 2017, the Company posted net income of $229,785 as compared to net loss of $76,998 for the three months ended June 30, 2016. The decrease in net loss resulted from increases in gross profit related to the expansion of the Company’s business.

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

Dated: November 9, 2017

POWERCOMM HOLDINGS, INC.

By:	/s/ David Kwasnik
Name:	David Kwasnik
Title:	Chief Executive Officer, Chief Financial Officer