Form 10-Q
period 2017-09-30
PowerComm Holdings Inc.
filed 2017-11-16
CIK 1634424

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(1) of the Exchange Act. ☐

As of November __, 2017, the Company had 23,330,000 shares of its common stock, par value $.0001 per share, issued and outstanding.

POWERCOMM HOLDINGS INC.
TABLE OF CONTENTS

POWERCOMM HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(Unaudited)	*
Assets
Current Assets
Cash and cash equivalents	$388,675	$49,744
Accounts Receivable, net	302,782	63,201
Prepaid expenses	83,283	108,942
Total Current Assets	774,740	221,887

Furniture, fixture, and equipment, net	906,548	663,631
Other	1,750	—
TOTAL ASSETS	$1,683,038	$885,518

Liabilities and Stockholder’s Equity
Current Liabilities
Short-term loan	$382,967	$615,176
Long-term debt, current	170,345	104,974
Account payable and accrued expenses	239,520	233,646
Due to related party	183,004	53,133
Other current liabilities	121,639	29,070
Total current Liabilities	1,097,475	1,035,999

Other Liabilities	—	86,449
Long-term debt	521,654	300,156
Total Liabilities	1,619,129	1,422,604

Commitments and contingencies

Stockholder’s Equity
Series A Preferred Stock ($0.0001 par value, 20,000,000 shares authorized. 1,000 and none outstanding as of September 30, 2017 and December 31, 2016, respectively)	$—	$—

Common stock ($0.0001 par value, 100,000,000 shares authorized, 23,330,000 and 20,700,000 shares outstanding as of September 30, 2017 and December 31, 2016, respectively)	$2,333	$2,070
Discount on common stock	$(333)	(2,050)
Subscriptions received in advance	—	45,000
Additional paid-in capital	133,118	1,538
Retained Earnings (Accumulated deficit)	(71,209)	(583,644)
Total Stockholders’ (Deficit) Equity	63,909	(537,086)

Total Liabilities and Stockholder’s (Deficit) Equity	$1,683,038	$885,518

*	Derived from audited information

The accompanying notes are an integral part of these condensed financial statements.

POWERCOMM HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ended,		For the Nine Months Ended,
	Sept. 30		Sept. 30
	Jul- Sept 17	Jul- Sept 16	2017	2016
Net Revenue	2,211,576	1,058,947	4,844,554	2,349,398
Cost of Revenue	(1,263,671)	(688,316)	(2,802,267)	(1,527,108)
Gross Profit	947,905	370,631	2,042,287	822,290

Salaries and Wages	(84,819)	(71,331)	(301,178)	(192,293)
Stock based compensation	—	—	(131,560)	—
General and Administrative Expense	(386,394)	(173,053)	(1,039,046)	(716,692)
Total Operating Expense	(471,213)	(244,384)	(1,471,784)	(908,985)

Operating Income (loss)	476,692	126,247	570,503	(86,695)

Other Income (Expense)
Interest Expense	(13,909)	(10,277)	(58,068)	(31,618)
Other Income (Expense) net	—	—	—	—
Total Other Income (Expense)	(13,909)	(10,277)	(58,068)	(31,618)

Income (loss) from operations before income tax	462,783	115,970	512,435	(118,313)
Net Income (Loss)	462,783	115,970	512,435	(118,313)

Income (loss) per share - basic and diluted	0.02	0.01	0.02	(0.01)

Weighted average shares-basic and diluted	23,300,000	20,500,000	22,347,363	20,500,000

The accompanying notes are an integral part of these condensed financial statements.

POWERCOMM HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the period ended September 30, 2017	For the period ended September 30, 2016
Operating Activities
Net Income	512,435	(118,313)

Depreciation and amortization	169,435	124,885
Stock based compensation	131,560	—
Change in current assets	(213,921)	(62,803)
Change in current liabilities	26,585	(21,808)
Net cash provided in operating activities	626,094	(78,039)

Investing Activities
Equipment and vehicle purchase	(29,969)	(314,032)
Other	(1,750)	—
Net cash provided by investing activities	(31,719)	(314,032)

Financing Activities
Net proceeds from loans	40,590	484,928
Proceeds from payable to related party	86,871	—
Owner distribution	—	—
Loan payment	(382,905)	(56,785)
Net cash provided by financing activities	(255,444)	428,143
Net Cash increase for the period	338,931	36,072
Cash, beginning of period	49,744	16,439

Cash, end of period	388,675	52,511

Supplemental Disclosures:
Cash paid during period for:
Interest	58,068	31,617
Taxes	—	—
Non-cash investing activities:
PP&E funded by notes/capital leases	382,383	—

The accompanying notes are an integral part of these condensed financial statements.

POWERCOMM HOLDINGS INC.

Notes to Unaudited Condensed Financial Statements

September 30, 2017

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

Prior to the current and previous quarter, the Company reported its results under substantial doubt about continuing on a going concern basis. This reporting was required as up to that period, the Company had operated at a loss for the prior few years, with revenue decreasing from approximately $3.5 million on an annual basis in the year ended December 31, 2014 to approximately $2.9 million for the year ended December 31, 2016. In addition, the Company had a working capital deficit as of December 31, 2016 of approximately $0.8 million with a cash position of approximately $50,000.

During the current and previous quarter, the Company has been able to increase its revenues with its primary customer to such an extent that the Company no longer believes it operates under a going concern. In the three months ended September 30, 2017 and June 30, 2017, the Company was able to generate substantially increased revenues of approximately $2.2 and $1.6 million, respectively with profits from operations of approximately $477,000 and $258,000, respectively, which generated a net profit for the nine months ended September 30, 2017 of approximately $512,000. As of September 30, 2017, the Company has reduced its working capital deficit to $.3 million and increased its cash position to approximately $389,000.

In addition, during the nine months ended September 30, 2017, the Company was able to generate funds from operations in excess of its capital expenditures of approximately $594,000. In 2017, the Company’s primary customer completed its merger with Exelon, Inc. (survivor of the merger) and the Company has been notified that it is now a preferred vendor with Exelon, Inc. nationally. Given the additional contracts the Company has obtained and the additional contracts the Company is currently bidding upon with its primary customer, the Company believes that it will to continue to substantially increase its revenue base and its profitability in the upcoming quarters into 2018 and 2019 at a minimum.

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

The condensed consolidated balance sheet as of September 30, 2017 and the condensed consolidated statements of operations and cash flows for the nine-month period ended September 30, 2017 and 2016 have been prepared by the Company without audit. The condensed consolidated balance sheet as of December 31, 2016 has been derived from the audited financial statements as of that date, but does not include all required year-end disclosures. In the opinion of management, such statements include all adjustments considered necessary to present fairly the Company’s financial position as of September 30, 2017 and December 31, 2016, and its results of operations and cash flows for all periods presented. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Form 10-K filed by the Company on May 16, 2017.

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017.

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

Accounts receivable:

Accounts receivable are recorded at net realizable value consisting of the carrying amount less allowance for doubtful accounts, as needed. We assess the collectability of accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves. While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purposes of analysis. As of September 30, 2017, and 2016, the Company had no assessed allowance for doubtful accounts respectively.

POWERCOMM HOLDINGS INC.

Notes to Unaudited Financial Statements

September 30, 2017

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

The Company applies the provisions of FASB ASC Topic 360 (ASC 360), “Property, Plant, and Equipment” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360, at least on an annual basis. ASC 360 requires the impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. For the nine months ended September 30, 2017 and nine months ended September 30, 2016, there was no impairment of long-lived assets recorded.

Revenue recognition:

The Company performs underground and overhead utility services primarily in the southeastern region of the United States for utility companies. The Company’s work is performed under cost-plus-fee contracts. The length of the Company’s contracts varies, but are typically two to three years. Revenues are recognized on the accrual basis as services are performed. The Company recognizes service revenue in accordance with GAAP when the following overall fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or the service has been performed, (iii) the Company’s price to the customer is fixed or determinable, and (iv) collection of the resulting accounts receivable is reasonably assured. During the nine months ended September 30, 2017 and nine months ended September 30, 2016, the Company recognized revenue when the above four criteria were met.

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

3. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	September 30, 2017	September 30, 2016

Contract receivables	$302,782	$289,765

Total contract receivables are expected to be collected within one year, and there is no provision for allowance for doubtful accounts.

POWERCOMM HOLDINGS INC.

Notes to Unaudited Financial Statements

September 30, 2017

4. FIXED ASSETS – PROPERTY, PLANT AND EQUIPMENT, NET

Fixed assets consist of the following:

	September 30,	September 30,
	2017	2016
Vehicles	$2,019,241	$1,532,355
Machinery and equipment	534,085	570,796
Office furniture and fixtures	103,686	103,686
Computer and software	25,201	25,201
	$2,682,213	$2,232,038
Less: Accumulated depreciation	(1,775,665)	(1,491,762)
Total property, plant and equipment, net	$906,548	$740,276

5. BANK LOANS

Short-term loan

Short-term loan represents borrowings from commercial banks due within one year. The short-term loan consists of the following:

	September 30,	September 30,
	2017	2016

$450,000 Line of Credit with Burke & Herbert Bank, interest rate at 4.5% annum, renewed annually, due on demand	$191,870	$424,097
$200,000 Line of Credit with Suntrust Bank, interest rate at 9.5% annum, renewed annually, due on demand	191,096	176,769
Total	$382,966	$600,866

Interest expense for the nine months ended September 30, 2017 and September 30, 2016 amounted to $58,068 and $31,618 respectively.

Long-term debt

Long-term debt consists of the following:

	September 30,	September 30,
	2017	2016
Note payable to Ally Financial Inc, maturing May 2020, monthly payments of $666	19,491	28,356
Note payable to Ally Financial Inc, maturing April 2021, monthly payments of $786	34,215	—
Note payable to Ally Financial Inc, maturing May 2020, monthly payments of $528	15,542	22,474
Note payable to Ally Financial Inc, maturing May 2020, monthly payments of $528	15,542	22,474
Note payable to Ally Financial Inc, maturing April 2020, monthly payments of $529	15,501	22,568
Note payable to Burke & Herbert Bank, maturing June 2019, monthly payments of $520	9,971	15,988
Note payable to Toyota Financial Services, maturing September 2017, monthly payments of $400	—	4,672
Note payable to Burke & Herbert Bank, maturing June 2017, monthly payments of $320	—	2,681
Note payable to Ally Financial Inc, maturing March 2022, monthly payments of $810	37,141	—
Note payable to John Deere Financial, maturing January 2021, monthly payments of $2,789	112,525	157,111
Note payable to Ford Motor Credit, maturing April 2021, monthly payments of $1,431	53,917	73,193
Note payable to Ford Motor Credit, maturing April 2021, monthly payments of $1,431	53,917	73,193
Note payable to Ford Motor Credit, maturing May 2022, monthly payments of $928	44,204	—
Note payable to GMC Bucket Truck, maturing April 2020, monthly payments of $690	19,162	—
Note payable to Ford Motor Credit, maturing July 2022, monthly payments of $1,249	61,313	—
Note payable to Ford Motor Credit, maturing August 2022, monthly payments of $1,249	63,360	—
Note payable to Ford Motor Credit, maturing July 2022, monthly payments of $676	33,623	—
Note payable to Ally Financial Inc, maturing August 2022, monthly payments of $703	34,385	—
Note payable to Ally Financial Inc, maturing August 2022, monthly payments of $703	35,409	—
Note payable to Ally Financial Inc, maturing August 2022, monthly payments of $648	32,781	—
	$691,999	$422,710
Current portion	(170,345)	(87,404)
Total	$521,654	$335,306

All notes are secured by the Company’s vehicles. The obligation under long-term debt is as follows:

As of September 30,	Amount
2018	$170,345
2019	177,158
2020	169,354
2021	117,041
2022	53,403
Thereafter	4,698
Total	$691,999

POWERCOMM HOLDINGS INC.

Notes to Unaudited Financial Statements

September 30, 2017

6. STOCKHOLDER’S EQUITY

In the nine months ended September 30, 2017, the Company designated 1,000 shares of preferred stock as Series A. The Series A Preferred Shares carry no dividend and no liquation rights, but so long as 1 share of Series A remains outstanding, the Series A class is provided with the right to vote as a class having the equivalent of 51% of the total vote outstanding. In addition, the Series A class is allowed to vote on all shareholder matters. Changes to provisions of the Series A Preferred Shares require an affirmative vote of at least 60% of the Series A shareholders.

In April 2017, the board of directors of the Company authorized the issuance of 1,000 shares of Series A Preferred Stock to its CEO. The Company valued these shares at a 20% control premium to its common shares (see valuation below). As of September 30, 2017, the Company has 1,000 shares of Series A preferred stock and 23,330,000 shares of its common stock outstanding.

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

In April 2017, the board of directors of the Company authorized the issuance of 2,470,000 shares of its common stock to certain employees and non-employees. The Company determined the value of the common shares based on the non-employee shares issued at the cost of the services provided of $0.05 per common share. The Company recorded compensation cost of $131,560 for these issuances.

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

7. DUE TO RELATED PARTY

There are two related parties with amounts due from PCC. Mr. Kwasnik has advanced the Company operating capital totaling $85,004, and James Cooper has advanced the Company operating capital of $100,000. In the period ended September 30, 2017, Mr. Kwansnik converted $2,000 of his advances against the discount recorded for his original issuance of 20,000,000 shares. The total, $183,004, is unsecured. There are no written agreements, and funds are due on demand with no maturity date, and bearing no interest.

No amounts were imputed on these advances in the nine months ended September 30, 2017 as they would be immaterial.

8. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. From time to time, the Company holds balances in its cash accounts in excess of FDIC guarantee levels. These accounts are held at large financial institutions that are well capitalized.

For the nine months ended September 30, 2017 and nine months ended September 30, 2016, service revenue from Potomac Electric Power Co (“PEPCO”) accounted for 78% and 100% of the Company’s net revenue, respectively. For the nine months ended September 30, 2017, 22% of revenues were derived from RCN Telecom Services, LLC.

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

In May, 2015, the Company filed a complaint against Riverport Insurance Services (“Riverport”) in Circuit Court for Montgomery County, Maryland, for failing to defend a worker’s compensation claim previously filed against the Company. The Company is seeking a declaration from the Court that Riverport owned the Company a duty to defend the subject workers’ compensation claim. The Company seeks recovery of attorneys’ fees and costs incurred in defending against the claim, and attorneys’ fees and costs incurred in litigating the complaint. Trial for this litigation was scheduled for June 2, 2016. On September 14, 2016, a judgment of the litigation against Riverport was entered in favor of the Company in the amount of approximately $45,000. No contingent gain was recorded by the Company as of September 30, 2017.

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

For the nine months ended September 30, 2017, the Company generated $4,844,554 in net revenues and had net income of $512,435. As of September 30, 2017, the Company had an accumulated deficit of $71,209.

Prior to the current and previous quarter, the Company reported its results substantial doubt about continuing on a going concern basis. This reporting was required as up to that period, the Company had operated at a loss for the prior few years, with revenue decreasing from approximately $3.5 million on an annual basis in the year ended December 31, 2014 to approximately $2.9 million for the year ended December 31, 2016. In addition, the Company had a working capital deficit as of December 31, 2016 of approximately $0.8 million with a cash position of approximately $50,000.

During the current and previous quarter, the Company has been able to increase its revenues with its primary customer to such an extent that the Company no longer believes it operates under a going concern. In the three months ended September 30, 2017 and June 30, 2017, the Company was able to generate substantially increased revenues of approximately $2.2 and $1.6 million, respectively with profits from operations of approximately $477,000 and $258,000, respectively, which generated a net profit for the nine months ended September 30, 2017 of approximately $512,000. As of September 30, 2017, the Company has reduced its working capital deficit to $.3 million and increased its cash position to approximately $389,000.

In addition, during the nine months ended September 30, 2017, the Company was able to generate funds from operations in excess of its capital expenditures of approximately $594,000. In 2017, the Company’s primary customer completed its merger with Exelon, Inc. (survivor of the merger) and the Company has been notified that it is now a preferred vendor with Exelon, Inc. nationally. Given the additional contracts the Company has obtained and the additional contracts the Company is currently bidding upon with its primary customer, the Company believes that it will to continue to substantially increase its revenue base and its profitability in the upcoming quarters into 2018 and 2019 at a minimum.

Revenues and Losses

During the nine months ended September 30, 2017, the Company posted net revenues of $4,844,554, total operating expenses of $1,471,784, consisting of salary and wage expenses of $301,178, stock based compensation of $131,560 and other general and administrative expenses of $1,039,046, and a net income of $512,435. In comparison, during the nine months ended September 30, 2016, the Company posted net revenues of $2,349,398, total operating expenses of $908,985, consisting of salary and wage expenses of $192,293 and other general and administrative expenses of $716,692, and net loss of $118,313.

During the nine months ended September 30, 2017, the Company incurred cost of revenue of $2,802,267, compared to cost of revenue of $1,527,108 for the nine months ended September 30, 2016. The increase in cost of revenue was a result of increased costs from customer contracts.

Based on past performance, the Company is dependent on revenues generated from Potomac Electric Power Co. and RCN Telecom Services, LLC. For the nine months ended September 30, 2017 and nine months ended September 30, 2016, service revenue from Potomac Electric Power Co. accounted for 78% and 100% of the Company’s net revenue, respectively. For the nine months ended September 30, 2017, 22% of revenues were derived from RCN Telecom Services, LLC.

Liquidity and Capital Resources

As of September 30, 2017, the Company had improved its working capital position from a deficit of $0.8 million as of December 31, 2016 to a deficit of $0.3 million and had also increased its cash position to $388,675 from approximately $50,000 as of December 31, 2016. In addition, for the nine months ended September 30, 2017, the Company’s cash flows from operations in excess of its capital expenditures increased to approximately $594,000. The Company has been notified that it is now a preferred vendor for all of Exelon Corp. and has begun receiving new contracts and has begun bidding on additional contracts. In 2017, the Company has significantly increased its revenue run rate and expects the increases to continue into 2018 and 2019. The increased revenue has allowed the Company to begin operating profitably and the Company expects that those conditions will not only continue but increase in the coming quarters as new contracts are received and executed upon.

Discussion of the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016

For the nine months ended September 30, 2017, the Company posted net income of $512,435. At September 30, 2017, it had an accumulated deficit of $71,209.

Net revenues during the nine months ended September 30, 2017 were $4,844,554 as compared to net revenues for the nine months ended September 30, 2016 of $2,349,398. The increase resulted from the resolution of the Pepco-Exelon merger, which caused delays that negatively affected the Company’s business in 2016, and commencing work with a new customer beginning in the second quarter of 2017.

During the nine months ended September 30, 2017, the Company posted a cost of revenue of $2,802,267, salary and wages of $301,178, stock based compensation of $131,560 and general and administrative expenses of $1,039,046, as compared to a cost of revenue of $1,527,108, salary and wages of $192,293, stock based compensation of $0 and general and administrative expenses of $716,692 for the nine months ended September 30, 2016. These increases in costs largely resulted from increases in labor and administrative costs related to the expansion of the Company’s business. The increased gross profit percentage achieved in 2017 compared to 2016 was the direct result of the Company using its own employees in 2017 versus using outside contractor in 2016.

During the nine months ended September 30, 2017, the Company posted net income of $512,435 as compared to net loss of $118,313 for the nine months ended September 30, 2016. The decrease in net loss resulted from increases in gross profit related to the expansion of the Company’s business.

For the nine months ended September 30, 2017, the Company generated cash from operating activities of $626,094. During such period, the Company also used cash in investing activities in the amount of $31,719 and used cash in financing activities of $255,444. In comparison, for the nine months ended September 30, 2016, the Company used cash in operating activities of $78,039, used cash in investing activities in the amount of $314,032 and generated cash from financing activities of $428,143.

Discussion of the three months ended September 30, 2017 as compared to the three months ended September 30, 2016

Net revenues during the three months ended September 30, 2017 were $2,211,576 as compared to net revenues for the three months ended September 30, 2016 of $1,058,947. The increase resulted from the resolution of the Pepco-Exelon merger, which caused delays that negatively affected the Company’s business in 2016.

During the three months ended September 30, 2017, the Company posted a cost of revenue of $1,263,671, salary and wages of $84,819 and general and administrative expenses of $386,394, as compared to a cost of revenue of $688,316, salary and wages of $71,331 and general and administrative expenses of $173,053 for the three months ended September 30, 2016. These increases in costs largely resulted from increases in labor and administrative costs related to the expansion of the Company’s business. The increased gross profit percentage achieved in 2017 compared to 2016 was the direct result of the Company using its own employees in 2017 versus using outside contractor in 2016.

During the three months ended September 30, 2017, the Company posted net income of $462,783 as compared to net income of $115,970 for the three months ended September 30, 2016. The increase in net income resulted from increases in gross profit related to the expansion of the Company’s business.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Equipment Financing

The Company has no existing equipment financing arrangements.

Sources of Revenue

The Company earns revenue from executing its business plan and continuing to provide electric utility, fiber optic, and telecommunications construction and maintenance services through its wholly owned subsidiary, PowerComm Construction, Inc.

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

On April 12, 2017, the Company issued 2,470,000 shares of its common stock to 28 employees and consultants, at a cost basis of $0.05 per share, in exchange for services rendered to the Company.

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

Dated: November 16, 2017

POWERCOMM HOLDINGS, INC.

By:	/s/ David Kwasnik
Name:	David Kwasnik
Title:	Chief Executive Officer, Chief Financial Officer