Form 10-K
period 2017-12-31
PowerComm Holdings Inc.
filed 2018-06-06
CIK 1634424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________________

Commission File No. 333-218737

POWERCOMM HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware	47-3152668
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3429 Ramsgate Terrace

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

Yes ☐ No ☒

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

Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public trading market for the common stock of the registrant and therefore, an aggregate market value of the registrant’s common stock is not determinable.

At June 6, 2018, there were 24,330,000 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Throughout this report, unless otherwise designated, the terms “we,” “us,” “our,” “the Company,” “our company” and “PowerComm” refer to PowerComm Holdings, Inc. and its wholly owned subsidiary, PowerComm Construction, Inc., on a consolidated basis. All amounts in this report are in U.S. Dollars, unless otherwise indicated.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements.” The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements. These forward-looking statements are based on our management’s expectations and assumptions about future events as of the date of this Annual Report on Form 10-K, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Forward-looking statements include statements about our expectations, beliefs or intentions regarding our product offerings, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance. We undertake no obligation to update, and we do not have a policy of updating or revising, these forward-looking statements.

PART I

ITEM 1. BUSINESS.

THE BUSINESS

Corporate History and General Information

PowerComm Holdings, Inc. (the “Company”) was incorporated in the State of Delaware on January 12, 2015, and was formerly known as White Grotto Acquisition Corporation (“White Grotto” or “White Grotto Acquisition”). The Company is in the business of electric utility, fiber optic, and telecommunications construction and maintenance services.

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

On November 15, 2016, the Company entered into a stock-for-stock acquisition agreement (the “Acquisition Agreement”) with PowerComm Construction, Inc., a private company organized under the laws of the Commonwealth of Virginia (“PCC”). Under the Acquisition Agreement, the Company issued to PCC 200,000 shares of its common stock, valued at $0.0001 per share, in exchange for all of the issued and outstanding stock of PCC. Mr. David Kwasnik, who is the officer, director and majority shareholder of the Company, was the sole shareholder of PCC prior to the acquisition.

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

Among other notable achievements in its current business are the following:

o	PCC is a Contractor of Choice (COC) for Pepco /Exelon and was awarded a $56 million contract to perform manhole and conduit installation, repair and paving within the National Capitol region.

o	PCC holds a $4 million plus contract with Pepco Holdings Inc. to conduct manhole inspection and repair that includes the installation of inner-duct, fiber optic cable as well as installation and repair of low voltage (1,000 volts or less) cable.

o	PCC has a $5 million plus contract with Pepco Holdings Inc. to provide traffic control services throughout the Washington, D.C. Metro area.

o	PCC obtained a contract with Pepco/Exelon to provide high/low-voltage cabling installation and repair throughout the Washington, D.C. Metro area.

o	PCC was just awarded a contract with Southern Company to provide electric overhead distribution, transmission installation and repair services to its subsidiaries Georgia Power and Gulf Power through 2020.

o	PCC recently obtained a contract with RCN to provide fiber-optic cabling installation and repair throughout the Washington, D.C. Metro area.

o	PCC is a certified contractor with Entergy and its affiliates (Entergy Arkansas, Louisiana, Mississippi, New Orleans and Texas), Southern Company and its affiliates (Georgia Power, Alabama Power, Mississippi Power and Gulf power) and Exelon and its affiliates (Pepco Holdings Inc. and Baltimore Gas & Electric), allowing PCC to provide power-related services across much of the United States.

o	In its Cell Tower Division, PCC is recognized as a Master Services Provider for Crown Castle and SBA Communications, two of the largest telecommunications tower owners in the world. PCC manages small cell, Distributed Antenna Systems (“DAS”) and cellular connections for new tower builds, as well as, the installation and repair for leading cell tower companies.

o	PCC recently won inclusion as a Google Fiber Contractor. PCC expects to be able to provide underground and overhead power construction work for planned multi-city, fiber “roll-outs.”

o	PCC has been providing contracting work over several years to many prominent Fortune 500 companies including well-known companies such as AT&T and Sprint and Exelon.

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

Recent Developments

Letter of Intent to Purchase Industrial Property in Maryland

In 2018, the Company has signed a non-binding letter of intent to purchase an industrial property in Upper Marlboro, Prince George’s County, Maryland for the purchase price of $1.575 million plus closing costs. The industrial property is approximately 1.77 acres, fenced and paved, which will provide for the ability of the Company to significantly increase its truck fleet and has an office building and drive up warehouse of approximately 12,000 square feet. The Company is currently in negotiations with one of its existing lenders to provide financing of 85% of the purchase price of the building. While the Company believes closing to be likely, the Bank has yet to provide final commitment or closing documents and therefore funding is not yet fully assured.

Purchase of Equipment

In 2018, the Company purchased certain equipment and rolling stock for the amount of approximately $201,000, of which $126,000 was financed.

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

PCC works closely with, and relies heavily on, IBEW (International Brotherhood Electrical Workers) to help provide the necessary manpower for all its power line and related projects. The Company currently has agreements in place with multiple IBEW local unions throughout the United States, although is not subject to IBEW’s collective bargaining agreements.

Intellectual Property Assets

The Company, through its wholly owned subsidiary PCC, has the following intellectual property assets:

o	Trademark for “Get Connected and Feel the Power” [Reg. No. 3,273,692, registered in 2009 with the U.S. Patent and Trademark Office]

o	Trademark for PCC and PowerComm Construction, Inc. (as shown in the mark) [Reg. No. 4,706,133, registered 2015 with the U.S. Patent and Trademark Office]

o	Trademark for PCC PowerComm Construction, Inc. [Reg. No. 4,815,529, registered 2015 with the U.S. Patent and Trademark Office]

Competition and Regulation

The infrastructure maintenance and construction business is highly competitive. We compete with other independent contractors, including larger regional and national firms that may have financial, operational, technical and marketing resources that exceed our own. Competitive factors include: level of technical expertise and experience, industry reputation, quality of work, price, geographic presence, dependability, availability of skilled personnel, worker safety and financial stability. Our management believes that we compete favorably with our competitors on the basis of these factors. There can be no assurance that our competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality to our services, or that we will be able to maintain or enhance our competitive position.

We are subject to various federal, state and local statutes and rules regarding, among other things, contractor licensing, electrical codes, worker safety and environmental protection. We believe that we are in substantial compliance with all applicable regulatory requirements.

Suppliers

The Company obtains its equipment from John Deere, Altec Industries, Ford Motor Company and similar commercial equipment vendors. All other materials utilized by the Company in providing its services are supplied by its customers in accordance with their internal standards and specifications.

Other than as provided in the foregoing, currently, the Company has no other principal suppliers or strategic partners.

Customers

PCC has a history of working with a wide range of industry leaders, which include the following clients:

●	Potomac Electric Power Co.

●	Southern Company (and its affiliates Georgia Power and Gulf Power)

●	Exelon

●	Entergy

●	AT&T

●	Sprint

●	Spectrum Wireless Solutions

●	Crown Castle

●	Ansco & Associates, LLC

●	SBA Communications

●	NES

●	RCN Communications Inc.

In the years ended December 31, 2017 and 2016 we billed three and two customers, respectively, for 100% of our revenues.

Employees

PowerComm Holdings, Inc. only has 1 employee and PCC has approximately 80 employees.

Legal Matters

In April 2014, Gregory Randolph, a former employee of the Company filed a Class Action Labor Lawsuit against the Company in the Maryland Federal District Court. The lawsuit alleged that he and 48 other flaggers of the Company were not paid overtime pay which in Maryland is time and ½. The Company asserted that Mr. Randolph’s testimony as to the amount of hours he worked was completely false and that he was correctly paid for the hours he worked per his time slips. As of December 2015, the Company has offered $100,000 to settle the case, which the Court subsequently approved after having conducted a fairness hearing. The Company accrued contingent loss of $100,000 during the year ended December 31, 2014. No additional contingent liability was accrued during the year ended December 31, 2015. On April 28, 2016, as stated, the settlement agreement was approved by the Court and judgment for plaintiffs was entered in the amount of $100,000. On April 29, 2016, the Company made payments to plaintiffs in the total amount of $100,000. On November 21, 2016, the Court ordered that the plaintiffs’ revised petition for award of attorneys’ fees and costs was granted, and that the Company is responsible for payment of $188,616, payable in twenty-four (24) installments starting December 2, 2016. As of December 31, 2016, the unpaid balance amounted to $172,898, of which $86,449 was recorded in Accrued Expense and $86,449 was recorded in Other Liabilities.

In 2017, the Company appealed the attorney fee award to the United States Court of Appeals for the Fourth Circuit (“4th Circuit”). On October 31, 2017 the 4th Circuit reversed and remanded the attorney fee award back to the trial court as excessive. As of December 31, 2017, the Company had paid approximately $86,000 and based on the remand from the 4th Circuit has reversed the accrual of the remaining prior amounts recorded and believes that its payments made through December 31, 2017 to be sufficient under the instructions provided in the remand back to the trial court by the 4th Circuit.

Recently, on June 1, 2018, and based on the 4th Circuit’s remand, the trial court issued a ruling which reduced the attorney fee award by approximately $6,000. The Company asserts that the trial court’s ruling is erroneous, as the reduction should have been far greater, and intends to appeal again to the 4th Circuit before June 30, 2018.

THE COMPANY

Change of Control

The Company was incorporated in the State of Delaware on January 12, 2015, and was formerly known as White Grotto Acquisition Corporation (“White Grotto” or “White Grotto Acquisition”).

On September 14, 2015, the Company implemented a change of control by issuing shares to new shareholders, redeeming shares of existing shareholders, electing a new officer and director and accepting the resignations of its then existing officers and directors. In connection with the change of control, the shareholders of the Company and its board of directors unanimously approved the change of the Company’s name from White Grotto Acquisition Corporation to PowerComm Holdings, Inc.

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

There are no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

Set forth below are the names of the director and officer of the Company, all positions and offices with the Company held, the period during which they have served as such, and the business experience during at least the last five years:

David Kwasnik serves as the President, Secretary, Treasurer and sole officer and director of the Company, positions at the Company that he has held since September 2015. Since 1995, Mr. Kwasnik has served as the president and chief executive officer of PowerComm Construction, a privately-held company until the merger with Powercomm Holdings, Inc. in 2016. He has managed and directed all aspects and technological operations, procurement and project management activities for the company’s telecommunications, power transmission and distribution construction projects.

Property

The Company has administrative offices located at 3429 Ramsgate Terrace, Alexandria, Virginia 22309.

The Company entered into a lease agreement on January 31, 2014 for approximately 22,000 square feet to rent a small office space and vehicle yard located at 6000 Walker Mill Road, Capitol Heights MD. The Company pays $3,500 per month and term is month-to-month.

The Company entered into a lease agreement on July 1, 2016 for a 200 square foot office space located at 110 Maryland Avenue Washington, DC. The Company pays $800 per month and the term is month-to-month.

In 2016, The Company entered into a lease agreement to rent a portion of the premises located at 3429 Ramsgate Terrace, Alexandia, Virginia, 22309. The Company agreed to a monthly rental rate of $2,600. On August 1, 2017the Company entered into a new lease with a monthly rental rate of $3,600 per month.

Subsidiaries

The Company has one subsidiary, PowerComm Construction Inc., which it wholly owns,

Jumpstart Our Business Startups Act

In April, 2012, the Jumpstart Our Business Startups Act (“JOBS Act”) was enacted into law. The JOBS Act provides, among other things:

Exemptions for emerging growth companies from certain financial disclosure and governance requirements for up to five years and provides a new form of financing to small companies;

Amendments to certain provisions of the federal securities laws to simplify the sale of securities and increase the threshold number of record holders required to trigger the reporting requirements of the Securities Exchange Act of 1934;

Relaxation of the general solicitation and general advertising prohibition for Rule 506 offerings;

Adoption of a new exemption for public offerings of securities in amounts not exceeding $50 million; and

Exemption from registration by a non-reporting company of offers and sales of securities of up to $1,000,000 that comply with rules to be adopted by the SEC pursuant to Section 4(6) of the Securities Act and exemption of such sales from state law registration, documentation or offering requirements.

In general, under the JOBS Act a company is an emerging growth company if its initial public offering (“IPO”) of common equity securities was effected after December 8, 2011 and the company had less than $1 billion of total annual gross revenues during its last completed fiscal year. A company will no longer qualify as an emerging growth company after the earliest of

(i) the completion of the fiscal year in which the company has total annual gross revenues of $1 billion or more,

(ii) the completion of the fiscal year of the fifth anniversary of the company’s IPO;

(iii) the company’s issuance of more than $1 billion in nonconvertible debt in the prior three-year period, or

(iv) the company becoming a “larger accelerated filer” as defined under the Securities Exchange Act of 1934.

The JOBS Act provides additional new guidelines and exemptions for non-reporting companies and for non-public offerings. Those exemptions that impact the Company are discussed below.

Financial Disclosure. The financial disclosure in a registration statement filed by an emerging growth company pursuant to the Securities Act of 1933 will differ from registration statements filed by other companies as follows:

(i) audited financial statements required for only two fiscal years;

(ii) selected financial data required for only the fiscal years that were audited;

(iii) executive compensation only needs to be presented in the limited format now required for smaller reporting companies.

(A smaller reporting company is one with a public float of less than $75 million as of the last day of its most recently completed second fiscal quarter)

However, the requirements for financial disclosure provided by Regulation S-K promulgated by the Rules and Regulations of the SEC already provide certain of these exemptions for smaller reporting companies. The Company is a smaller reporting company. Currently a smaller reporting company is not required to file as part of its registration statement selected financial data and only needs audited financial statements for its two most current fiscal years and no tabular disclosure of contractual obligations.

The JOBS Act also exempts the Company’s independent registered public accounting firm from complying with any rules adopted by the Public Company Accounting Oversight Board (“PCAOB”) after the date of the JOBS Act’s enactment, except as otherwise required by SEC rule.

The JOBS Act also exempts an emerging growth company from any requirement adopted by the PCAOB for mandatory rotation of the Company’s accounting firm or for a supplemental auditor report about the audit.

Internal Control Attestation. The JOBS Act also provides an exemption from the requirement of the Company’s independent registered public accounting firm to file a report on the Company’s internal control over financial reporting, although management of the Company is still required to file its report on the adequacy of the Company’s internal control over financial reporting.

Section 102(a) of the JOBS Act exempts emerging growth companies from the requirements in §14A(e) of the Securities Exchange Act of 1934 for companies with a class of securities registered under the 1934 Act to hold shareholder votes for executive compensation and golden parachutes.

Other Items of the JOBS Act. The JOBS Act also provides that an emerging growth company can communicate with potential investors that are qualified institutional buyers or institutions that are accredited to determine interest in a contemplated offering either prior to or after the date of filing the respective registration statement. The Act also permits research reports by a broker or dealer about an emerging growth company regardless if such report provides sufficient information for an investment decision. In addition the JOBS Act precludes the SEC and FINRA from adopting certain restrictive rules or regulations regarding brokers, dealers and potential investors, communications with management and distribution of a research reports on the emerging growth company IPO.

Section 106 of the JOBS Act permits emerging growth companies to submit 1933 Act registration statements on a confidential basis provided that the registration statement and all amendments are publicly filed at least 21 days before the issuer conducts any road show. This is intended to allow the emerging growth company to explore the IPO option without disclosing to the market the fact that it is seeking to go public or disclosing the information contained in its registration statement until the company is ready to conduct a roadshow.

Election to Opt Out of Transition Period. Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a 1933 Act registration statement declared effective or do not have a class of securities registered under the 1934 Act) are required to comply with the new or revised financial accounting standard.

The JOBS Act provides a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of the transition period.

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

PLAN OF OPERATION

Background

The Company is an early-stage company that specializes in providing services related to overhead and underground electrical transmission distribution, construction and maintenance.

PowerComm Holdings Inc. was originally named White Grotto Acquisition Corporation (“White Grotto”) and incorporated on January 12, 2015 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

In March 2015, White Grotto Acquisition Corporation filed a registration statement with the Securities and Exchange Commission on Form 10-12g pursuant to Securities Exchange Act of 1934 and became a public reporting company.

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

On November 15, 2016, PowerComm Holdings Inc. entered into a stock-for-stock acquisition agreement (the “Acquisition Agreement”) with PowerComm Construction, Inc., a private company organized under the laws of the Commonwealth of Virginia (“PCC”). Under the Acquisition Agreement, the Company issued to PCC 200,000 shares of its common stock, valued at $0.0001 per share, in exchange for all of the issued and outstanding stock of PCC. Mr. David Kwasnik, who is the officer, director and majority shareholder of the Company, was the sole shareholder of PCC prior to the acquisition

The Company’s corporate offices are located at 3429 Ramsgate Terrace, Alexandria, Virginia 22309. The Company’s email address is dkwasnik@powercommconstruction.com, and its website is www.PowerCommConstruction.com. The Company’s telephone number is 703-746-8980. The Company has only recently emerged from its status as a development-stage company, and it has limited operating history and has achieved profitability only in the current year.

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

Sources of Revenue

The Company earns revenue from the operations of its wholly owned subsidiary, PowerComm Construction, Inc., which provides services related to overhead and underground electrical transmission distribution, construction and maintenance.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

The Company has its headquarters at 3429 Ramsgate Terrace, Alexandria, Virginia 22309.

ITEM 3. LEGAL PROCEEDINGS.

In April 2014, Gregory Randolph, a former employee of the Company filed a Class Action Labor Lawsuit against the Company in the Maryland Federal District Court. The lawsuit alleged that he and 48 other flaggers of the Company were not paid overtime pay which in Maryland is time and ½. The Company asserted that Mr. Randolph’s testimony as to the amount of hours he worked was completely false and that he was correctly paid for the hours he worked per his time slips. As of December 2015, the Company has offered $100,000 to settle the case, which the Court subsequently approved after having conducted a fairness hearing. The Company accrued contingent loss of $100,000 during the year ended December 31, 2014. No additional contingent liability was accrued during the year ended December 31, 2015. On April 28, 2016, as stated, the settlement agreement was approved by the Court and judgment for plaintiffs was entered in the amount of $100,000. On April 29, 2016, the Company made payments to plaintiffs in the total amount of $100,000. On November 21, 2016, the Court ordered that the plaintiffs’ revised petition for award of attorneys’ fees and costs was granted, and that the Company is responsible for payment of $188,616, payable in twenty-four (24) installments starting December 2, 2016. As of December 31, 2016, the unpaid balance amounted to $172,898, of which $86,449 was recorded in Accrued Expense and $86,449 was recorded in Other Liabilities.

In 2017, the Company appealed the attorney fee award to the United States Court of Appeals for the Fourth Circuit (“4th Circuit”). On October 31, 2017 the 4th Circuit reversed and remanded the attorney fee award back to the trial court as excessive. As of December 31, 2017, the Company had paid approximately $86,000 and based on the remand from the 4th Circuit has reversed the accrual of the remaining prior amounts recorded and believes that its payments made through December 31, 2017 to be sufficient under the instructions provided in the remand back to the trial court by the 4th Circuit.

Recently, on June 1, 2018, and based on the 4th Circuit’s remand, the trial court issued a ruling which reduced the attorney fee award by approximately $6,000. The Company asserts that the trial court’s ruling is erroneous, as the reduction should have been far greater, and intends to appeal again to the 4th Circuit before June 30, 2018.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is currently no public market for the Company’s securities.

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

Stockholders

As of June 6, 2018, there were approximately 47 stockholders.

Dividends

We have not paid, nor declared, any cash dividends since our inception and do not intend to declare or pay any such dividends in the foreseeable future. Our ability to pay cash dividends is subject to limitations imposed by state law.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the year ended December 31, 2017, neither PowerComm Holdings, Inc. nor its wholly owned subsidiary, PowerComm Construction, Inc., had compensation plans (including individual compensation arrangements) under which our Common Stock was authorized for issuance.

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

In the past three years, the Company has sold securities which were not registered as follows:

The Company (as White Grotto Acquisition Corporation) issued and aggregate of 20,000,000 common shares on formation in January 2015 pro rata (10,000,000 each) to James Cassidy and James McKillop, at a purchase price equal $0.0001 per share, of which all but an aggregate of 500,000 shares were redeemed at a redemption price equal to $0.0001 per share.

On September 16, 2015, the Company issued 20,000,000 shares of its common stock to David Kwasnik, at a purchase price equal to $0.0001 per share as part of a change in control. Consideration for these shares were paid through the forgiveness of $2,000 worth of debt owed to Mr. Kwasnik by the Company.

On November 15, 2016, pursuant to the Acquisition, the Company issued 200,000 shares of its common stock, valued at $0.0001 per share, in exchange for all the outstanding shares of PCC then held by the sole shareholder, David Kwasnik.

On April 12, 2017, the Company issued 160,000 shares of its common stock to 16 shareholders, at a purchase price equal to $0.0001 per share, as part of a private placement for total proceeds of $16.00, pursuant to executed subscription agreements under a Regulation D offering or other private placement of securities. Each of these transactions was issued as part of the private placement of securities by the Company in which no underwriting discounts or commissions applied to any of the transactions. The Company conducted such private placement offering in order to build a base of shareholders and establish relationships with a variety of shareholders. Tiber Creek Corporation did not assist the Company in conducting the offering. The Company treated this, in essence, as an offering of shares for services and has recorded compensation expense for the difference between the calculated fair value, from the independent valuation, and the cash price paid. The Company recorded compensation expense of $21,744.

On April 12, 2017, the Company issued 2,120,000 shares of its common stock, at a cost basis of $0.136 per share, to 7 employees of PCC in exchange for services rendered. The Company recorded compensation expense at a share price of $0.136 based on an independent valuation of the Company. The Company recorded compensation expense of $288,320.

On April 12, 2017, the Company issued 350,000 shares of its common stock, at a cost basis of $0.136 per share, to 21 independent contractors unaffiliated with the Company, in exchange for services rendered. The Company recorded compensation expense at a share price of $0.136 based on an independent valuation of the Company. The Company recorded compensation expense of $47,600.

On June 7, 2017, the Company issued 1,000 shares of its Series A Preferred Stock to David Kwasnik, the Company’s sole officer and director, for services provided. The Company valued the Series A Preferred shares issued at $1,800. The Company recorded compensation expense of $1,800.

In October 2017, the Company sold 1 million shares of common stock to one investor at $0.10 per share for cash proceeds of $100,000.

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

Certain information included herein contains statements that may be considered forward-looking statements, such as statements relating to our anticipated revenues, gross margin and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity, and financing sources. This forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include those relating to our liquidity requirements, the continued growth of the industry of our Company’s business, the success of our operations, marketing and sales activities, vigorous competition in the industry of our Company’s business, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, the inherent uncertainty and costs of prolonged arbitration or litigation, and changes in federal or state tax laws or the administration of such laws.

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

As of the date of this report, the Company has signed a letter of intent to purchase an industrial property in Upper Marlboro, Prince George’s County, Maryland for the purchase price of $1.575 million plus closing costs. The industrial property is approximately 1.77 acres, fenced and paved, which will provide for the ability of the Company to significantly increase its truck fleet and has an office building and drive up warehouse of approximately 12,000 square feet. The Company is currently in negotiations with one of its existing lenders to provide financing of 85% of the purchase price of the building. While the Company believes closing to be likely, the Bank has yet to provide final commitment or closing documents and therefore funding is not yet fully assured.

The Company has filed a registration statement on Form S-1 to register the resales of common stock shares held by certain existing shareholders of the Company. As of the date of this Report, the registration statement was under review by the U.S. Securities and Exchange Commission.

For the year ended December 31, 2017, the Company generated $7,399,730 in revenues and had net income of $314,923. As of December 31, 2017, the Company had an accumulated deficit of $268,721.

Revenues and Losses

During the year ended December 31, 2017, the Company posted revenues of $7,399,730 and costs of revenues of 4,578,775 resulting in a gross profit of $2,820,955. For that same year ended, total operating expenses were $1,772,611, consisting of stock based compensation of $359,464, depreciation expense of $210,984 and general and administrative expenses of $1,202,163. Interest and other expense totaled $92,221. Income from operations and before income taxes totaled $956,123. After income tax expense of $641,200 the Company generated net income of $314,923.

Based on past performance, the Company is dependent on revenues generated from only a few customers including primarily Potomac Electric Power Co. (“PEPCO”) and RCN Telecom Services, LLC (“RCN”). For the years ended December 31, 2017 and 2016, service revenue from these customers accounted for 98% and 100% of the Company’s revenue, respectively.

In 2018, as described elsewhere in this document, we have issued a letter of intent to purchase a new property in Upper Marlboro, Prince George’s County, Maryland. The purchase is our next step to increase the pace of our growth. Currently we are limited due to the nature of our operations as critical infrastructure partners for the utilities we service. As part of the requirements we have under our contracts, we are required to maintain facilities with equipment within certain time limits/distance limits of the counties in which we provide service for the utilities we contract with. To date, one of the largest limiting factors we have encountered is the limited space we currently have available to house and maintain equipment used in our primary market, in and around Washington DC and surrounding counties. Should we be successful in our purchase of this property, we believe that we will be able to drive significant continued growth under our existing contracts and add potential new contracts for revenue in the coming years as this facility will allow us to add significant capacity to our existing infrastructure.

Liquidity and Capital Resources

As of December 31, 2017, the Company had improved its working capital position from a deficit of $0.8 million as of December 31, 2016 to a positive $0.122 million and had also increased its cash position to $715,000 from approximately $50,000 as of December 31, 2016. In addition, for the year ended December 31, 2017, the Company’s cash flows from operating activities increased to approximately $1.354 million from cash flows used in operations of $85,000 in 2016. The Company has been notified that it is now a preferred vendor for all of Exelon Corp. and has begun receiving new contracts and has begun bidding on additional contracts. In 2017, the Company has significantly increased its revenue run rate and expects the increases to continue into 2018 and 2019. The increased revenue has allowed the Company to begin operating profitably and the Company expects that those conditions will not only continue but increase in the coming quarters as new contracts are received and executed upon.

Results of Operations

Discussion of the Year Ended December 31, 2017 as compared to the Year Ended December 31, 2016

Our total revenue was $7,399,730 compared to $2,898,970 for the years ended December 31, 2017 and 2016, respectively, representing an increase of $4,500,760, or approximately 155%, in 2017. The increase in our revenue in 2017, as compared to 2016, can largely be attributed to many positive events, including being named a Contractor of Choice for PEPCO / Exelon, which led to the Company being awarded contracts from PEPCO including one for $56 million and two others for $5 million and $4 million, respectively. Additionally, going forward into 2018, the Company has recently obtained contracts with companies such as Southern Company, Georgia Power, Gulf Power, Entergy and its affiliates, and Google, among others. In June, 2016, PCC received minority-owned certification status from the Capital Region of the National Minority Supplier Development Council (“NMSDC”). NMSDC is one of the country’s leading corporate membership organizations committed to helping supplier diversity by matching certified minority-owned businesses to its vast network corporate members who wish to purchase their products, services and solutions. Its corporate membership includes many of the largest public and privately-owned companies, as well healthcare companies, colleges and universities. NMSDC maintains rigorous certification standards and PCC anticipates that such certification will provide a large base for growth and potential new projects.

Our cost of revenue was $4,578,775 compared to $2,263,602 for the years ended December 31, 2017 and 2016, respectively, representing an increase of $2,315,173, or approximately 102%, in 2017 comparing that in 2016. The increase is the result of the 155% growth in revenues. Even though cost of revenues grew by 102%, the gross margin on revenue grew from 22% in 2016 to 38% in 2017. Our margin expansion in 2017 was primarily the result of a change we implemented in 2017 to reduce reliance on outside contract work. In 2017, we increased our use of agreements with local International Brotherhood of Electrical Workers Unions (“IBEW” locals) in which we contract with the local to provide skilled professionals to assist us with our contract jobs and we agree to compensate the IBEW local for each professional for the time at their standard contract rates plus a fixed rate to cover their vacation, health and sick pay and other benefits of the given IBEW local. We do not enter into and are not part of any collective bargaining agreement when we contract for the use of their local employees.

Although the net changes and percent changes for our revenues and our cost of revenue for years ended December 31, 2017 and 2016 are summarized above, these trends should not necessarily be viewed as a definitive indication of our future results.

Gross profit was $2,820,955 compared to $635,368 for the years ending December 31, 2017 and 2016, respectively, an increase of $2,185,587, or 344%, from 2017 to 2016. The increase was mainly due to the significant growth in revenue, as noted above.

The operating expenses for the Company were $1,772,611 compared to $1,176,642 for the years ended December 31, 2017 and 2016, respectively, representing an increase of $595,969, or approximately 51%, in 2017 compared to 2016. The increase in our operating expenses in 2017, as compared to 2016, reflects additional costs related to the share based compensation in 2017 of $359,464. There were no such costs in 2016. In addition to stock based compensation, 2017 saw increases primarily in salary and wages in connection with the grow required as a growing public company. In 2017, salaries, wages and related costs increased to approximately $745,000 from 300,000 in 2016. In 2017, we were able to substantially reduce our professional fees incurred over those in 2016, reducing our costs from approximately $267,000 in 2016 to $111,000 in 2017. In 2016, our professional fees were greatly affected by becoming a public reporting company and also from our costs incurred to defend ourselves in class action lawsuits. In 2017, we recorded a substantial reversal of accrual made in 2016 as the result of the 4th US Circuit Court of Appeals rejecting the trial court award of attorney’s fees in our settlement of a class action lawsuit in October 2017.

Interest expense was $90,471 compared to $42,370 in the years ended December 31, 2017 and 2016, respectively, an increase of approximately 114%. The change in interest expense for the year-end periods was due primarily to the fact that the Company borrowed approximately $600,000 from various lenders to purchase machinery and equipment, primarily vehicles.

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

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. Such consolidated financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.

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

The accompanying consolidated financial statements include the accounts of PowerComm Holdings, Inc. and its wholly owned subsidiary, PowerComm Construction, Inc. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates include, but are not limited to, assumptions used in the valuation of equity compensation and assumptions used in our impairment testing of long-lived assets.

CASH AND CASH EQUIVALENTS

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased, to be cash and cash equivalents. As of December 31, 2016, the Company had no uninsured deposits in banks. As of December 31, 2017, the Company has unsecured deposits of $480,360.

ACCOUNTS RECEIVABLE

Accounts receivable are recorded at net realizable value consisting of the carrying amount less allowance for doubtful accounts, as needed. We assess the collectability of accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves. While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purposes of analysis. As of December 31, 2017 and 2016, the Company had no assessed allowance for doubtful accounts respectively.

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

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets or lease term as follows:

Category	Useful life (in years)

Computers	5

Office Furniture and Fixtures	7

Machinery and Equipment	5 - 7

Trucks and Vehicles	5 - 7

The Company applies the provisions of FASB ASC Topic 360 (ASC 360), “Property, Plant, and Equipment” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360, at least on an annual basis. ASC 360 requires the impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. For the years ended December 31, 2017 and 2016, there was no impairment of long-lived assets recorded.

REVENUE RECOGNITION

The Company performs underground and overhead utility services primarily in the eastern and southeastern region of the United States for utility companies. The Company’s work is performed under cost-plus-fee contracts. The length of the Company’s contracts varies, but are typically two to three years, and are generally defined by geographic area within a given utility service coverage area. While the Company’s contracts are generally long-term in nature, the contracts call for the Company to bid for and invoice for work performed in much smaller units, generally at the street level in terms of geographic coverage, and generally on a day-to-day basis or in certain limited circumstances in periods up to a few weeks at a time. Revenues are recognized on the accrual basis as services are performed. The Company recognizes service revenue in accordance with GAAP when the following overall fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or the service has been performed, (iii) the Company’s price to the customer is fixed or determinable, and (iv) collection of the resulting accounts receivable is reasonably assured. During the years ended December 31, 2017 and 2016, the Company recognized revenue when the above four criteria were met.

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

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to operating losses and tax credit carryforwards, as well as differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

A valuation allowance is established when it is more likely than not that some or all of the deferred tax assets will not be realized.

EARNINGS PER COMMON SHARE

Basic earnings and loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings and loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2017 and 2016, there are no outstanding dilutive securities.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2018, the FASB issued ASU 2018-02 “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (“Tax Act”). The new guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years and can be early adopted. The Company is still evaluating the impacts of this standard should it choose to make this reclassification.

In January 2017, the FASB issued ASU 2017-01 “Clarifying the Definition of a Business,” which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The new guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The impact to the Company’s consolidated financial statements will depend on the facts and circumstances of any specific future transactions.

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

In February 2016, the FASB issued ASU 2016-02 “Leases,” which requires lessees to recognize a right-to-use asset and a lease liability for virtually all leases (other than leases meeting the definition of a short-term lease). The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods beginning the following fiscal year. The Company is in the process of evaluating the impact of the new guidance on the Company’s consolidated financial statements and anticipates this impact will not be material to its consolidated balance sheets.

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

Management is in the process of assessing the impact of the above ASUs on the Company’s consolidated financial statements.

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

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our prior principal executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report (based on the evaluation of these controls and procedures required by Rule 15d-15(b) of the Exchange Act) were not effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by the Report, we had failed to adequately invest in personnel and systems to accumulate, record and properly report on our results of operations.

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

Management assessed our internal control over financial reporting as of December 31, 2017, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO 2013 Criteria). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 15d-15(f) of the Exchange Act) that occurred during the year ended December 31, 2017, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

David Kwasnik serves as the sole officer and director of the Company. Mr. Kwasnik also serves as the sole officer and director of PCC.

David Kwasnik, Sr., age 50, serves as the President, Secretary, Treasurer and sole officer and director of the Company, positions at the Company that he has held since September 2015. Since 1995, Mr. Kwasnik has served as the president and chief executive officer of PowerComm Construction, a privately-held company. He has managed and directed all aspects and technological operations, procurement and project management activities for the company’s telecommunications, power transmission and distribution construction projects.

Director Independence

Pursuant to Rule 4200 of The NASDAQ Stock Market one of the definitions of an independent director is a person other than an executive officer or employee of a company. The Registrant’s board of directors has reviewed the materiality of any relationship that each of the directors has with the Registrant, either directly or indirectly. Based on this review, the board currently has no independent directors.

Committees and Terms

The Board of Directors has not established any committees. The Company will notify its shareholders for an annual shareholder meeting and that they may present proposals for inclusion in the Company ‘ s proxy statement to be mailed in connection with any such annual meeting; such proposals must be received by the Company at least 90 days prior to the meeting. No other specific policy has been adopted in regard to the inclusion of shareholder nominations to the Board of Directors.

Indemnification of Officers, Directors, Employees and Agents

The Certificate of Incorporation and bylaws of the Company provide that the Company shall, to the fullest extent permitted by applicable law, as amended from time to time, indemnify all directors of the Company, as well as any officers or employees of the Company to whom the Company has agreed to grant indemnification.

Section 145 of the Delaware General Corporation Law empowers a corporation to indemnify its directors and officers and to purchase insurance with respect to liability arising out of their capacity or status as directors and officers provided that this provision shall not eliminate or limit the liability of a director (I) for any breach of the director’s duty of loyalty to the corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) arising under Section 174 of the Delaware General Corporation Law, or (iv) for any transaction from which the director derived an improper personal benefit.

The Delaware General Corporation Law provides further that the indemnification permitted thereunder shall not be deemed exclusive of any other rights to which the directors and officers may be entitled under the corporation’s by-laws, any agreement, vote of shareholders or otherwise.

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

Legal Proceedings

In April 2014, Gregory Randolph, a former employee of the Company filed a Class Action Labor Lawsuit against the Company in the Maryland Federal District Court. The lawsuit alleged that he and 48 other flaggers of the Company were not paid overtime pay which in Maryland is time and ½. The Company asserted that Mr. Randolph’s testimony as to the amount of hours he worked was completely false and that he was correctly paid for the hours he worked per his time slips. As of December 2015, the Company has offered $100,000 to settle the case, which the Court subsequently approved after having conducted a fairness hearing. The Company accrued contingent loss of $100,000 during the year ended December 31, 2014. No additional contingent liability was accrued during the year ended December 31, 2015. On April 28, 2016, as stated, the settlement agreement was approved by the Court and judgment for plaintiffs was entered in the amount of $100,000. On April 29, 2016, the Company made payments to plaintiffs in the total amount of $100,000. On November 21, 2016, the Court ordered that the plaintiffs’ revised petition for award of attorneys’ fees and costs was granted, and that the Company is responsible for payment of $188,616, payable in twenty-four (24) installments starting December 2, 2016. As of December 31, 2016, the unpaid balance amounted to $172,898, of which $86,449 was recorded in Accrued Expense and $86,449 was recorded in Other Liabilities.

In 2017, the Company appealed the attorney fee award to the United States Court of Appeals for the Fourth Circuit (“4th Circuit”). On October 31, 2017 the 4th Circuit reversed and remanded the attorney fee award back to the trial court as excessive. As of December 31, 2017, the Company had paid approximately $86,000 and based on the remand from the 4th Circuit has reversed the accrual of the remaining prior amounts recorded and believes that its payments made through December 31, 2017 to be sufficient under the instructions provided in the remand back to the trial court by the 4th Circuit.

Recently, on June 1, 2018, and based on the 4th Circuit’s remand, the trial court issued a ruling which reduced the attorney fee award by approximately $6,000. The Company asserts that the trial court’s ruling is erroneous, as the reduction should have been far greater, and intends to appeal again to the 4th Circuit before June 30, 2018.

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

Name and principle position	Year	Salary
David Kwasnik, President and CEO	2017	$170,000
	2016	$132,692

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

There are no current outstanding equity awards to our executive officers as of December 31, 2017.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to ownership of issued and outstanding stock of the Company as of the date hereof by each executive officer and director of the Company and any person or group known by the Company to be the beneficial owner of more than 5% of any class of the Company’s voting securities:

COMMON STOCK

	Common Shares	Percentage
	Owned	Of Class(1)

David L. Kwasnik (2)(3) President and CEO	20,200,000	83.0%

Laura Kwasnik (3) >5 Shareholder	2,000,000	8.2%

(1)	Based on 24,330,000 common stock shares outstanding.

(2)	Consists of 20,000,000 shares initially owned in the Company and 200,000 shares received in exchange for the 10,000 shares of PCC owned by him pursuant to the Acquisition.

(3)	Shareholder’s address is 3429 Ramsgate Terrace, Alexandria, Virginia 22309.

SERIES A PREFERRED STOCK

	Series A Preferred Shares	Percentage
	Owned	Of Class(1)

David L. Kwasnik (2)(3)	1,000	100%
President and CEO

(1)	Based on 1,000 Series A Preferred Stock shares outstanding.

(2)	Consists of 1,000 shares of Series A Preferred Stock, purchased at par value, which, voting together as a class, have the right to vote 51% of the Company’s voting shares on any and all shareholder matters (the “Majority Voting Rights”). Additionally, the Company shall not adopt any amendments to the Company’s Bylaws, Articles of Incorporation, as amended, make any changes to the Certificate of Designations establishing the Series A Preferred Stock, or effect any reclassification of the Series A Preferred Stock, without the affirmative vote of at least 60% of the outstanding shares of Series A Preferred Stock. However, the Company may, by any means authorized by law and without any vote of the holders of shares of Series A Preferred Stock, make technical, corrective, administrative or similar changes to such Certificate of Designations that do not, individually or in the aggregate, adversely affect the rights or preferences of the holders of shares of Series A Preferred Stock. Other than the Majority Voting Rights, the Series A Preferred Stock does not have any other dividend, liquidation, conversion, or redemption rights, whatsoever.

(3)	Mr. Kwasnik’s address is 3429 Ramsgate Terrace, Alexandria, Virginia 22309.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

James Cassidy, a partner in the law firm which acts as counsel to the Company and a promoter of the Company, is the sole owner and director of Tiber Creek Corporation which owns 250,000 shares of the Company’s common stock. Tiber Creek and its affiliate, MB Americus LLC, a California limited liability company, each currently hold 250,000 shares in the Company.

James Cassidy and James McKillop, who is the sole officer and owner of MB Americus, LLC, were both formerly officers and directors of the Company and are deemed to be promoters of the Company. As the organizers and developers of White Grotto Acquisition Corporation, Mr. Cassidy and Mr. McKillop were involved with the Company prior to the Acquisition. In particular, Mr. Cassidy provided services to the Company without charge, including preparation and filing of the charter corporate documents and preparation of the instant registration statement.

The Company (as White Grotto Acquisition Corporation) issued and aggregate of 20,000,000 common shares on formation in January 2015 pro rata (10,000,000 each) to James Cassidy and James McKillop, at a purchase price equal $0.0001 per share, of which all but an aggregate of 500,000 shares were redeemed at a redemption price equal to $0.0001 per share.

On September 16, 2015, the Company issued 20,000,000 shares of its common stock to David Kwasnik, at a purchase price equal to $0.0001 per share as part of a change in control. Consideration for these shares were paid through the forgiveness of $2,000 worth of debt owed to Mr. Kwasnik by the Company.

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

On November 9, 2016 and December 8, 2016, Mr. Kwasnik advanced cash amounts of $18,000 and $50,000, respectively, to the Company for operating capital. The total advance of $68,000 was unsecured, due on demand and bears no rate of interest. As of December 31, 2017 and 2016, the balances due to related party amounted to $43,288 and $53,133, respectively.

On April 12, 2017, the Company issued 110,000 shares of its common stock, at $.001 per share, to certain family members of David Kwasnik, an officer and director of the Company, in connection with a private placement offering, which includes the issuance of (1) 10,000 shares to Robert Bechta, who is the father-in-law of David Kwasnik, Sr., an officer and director of the Company; (2) 10,000 shares to Aleecia Bechta-Kwasnik, who is the daughter of David Kwasnik, Sr., an officer and director of the Company; (3) 10,000 shares to Deborah Leuthner, who is the sister-in-law of David Kwasnik, Sr., an officer and director of the Company; (4) 10,000 shares to Jordan Castillo, who is the son-in-law of David Kwasnik, Sr., an officer and director of the Company; (5) 10,000 shares to Lynda Walters, who is the sister-in-law of David Kwasnik, Sr., an officer and director of the Company; (6) 10,000 shares to Chad Walters, who is the nephew of David Kwasnik, Sr., an officer and director of the Company; (7) 10,000 shares to Amanda Quinlan, who is the daughter of David Kwasnik, Sr., an officer and director of the Company; (8) 10,000 shares to Jessica Bonilla, who is the niece of David Kwasnik, Sr., an officer and director of the Company; (9) 10,000 shares to Maria A. Bonilla, who is the sister-in-law of David Kwasnik, Sr., an officer and director of the Company; (10) 10,000 shares to Gerardo L. Perez, who is the uncle of David Kwasnik, Sr., an officer and director of the Company; and (11) 10,000 shares to Bruce Foote Jr., who is the nephew of David Kwasnik, Sr., an officer and director of the Company.

On April 12, 2017, the Company issued 2,120,000 shares of its common stock, at a cost basis of $0.136 per share, to 7 employees of the Company in exchange for services rendered, which includes the issuance of (1) 10,000 shares to David L. Kwasnik Jr., who is the son of David Kwasnik, an officer and director of the Company; and (2) 2,000,000 shares to Laura Kwasnik, who is the wife of David Kwasnik, an officer and director of the Company.

On April 12, 2017, the Company issued 10,000 shares of its common stock, at a cost basis of $0.136 per share, to Alan Kwasnik, who is an independent contractor unaffiliated with the Company, in exchange for services rendered to the Company. Alan Kwasnik is the brother of David Kwasnik, an officer and director of the Company.

On April 12, 2017, the Company issued 10,000 shares of its common stock, at a cost basis of $0.136 per share, to Vilma Bonilla-Foote, who is an independent contractor unaffiliated with the Company, in exchange for services rendered to the Company. Vilma Bonilla-Foote is the sister of David Kwasnik, an officer and director of the Company.

On June 7, 2017, the Company issued 1,000 shares of its Series A Preferred Stock to David Kwasnik, the Company’s sole officer and director, for services provided. The Company valued the Series A Preferred shares issued at $1,800. The Company recorded compensation expense of $1,800.

On August 1, 2017, The Company entered into a lease agreement for a portion of the premises located at 3429 Ramsgate Terrace, Alexandria, Virginia 22309 with David Kwasnik, Sr., an officer and director of the Company. The Company pays $3,600 per month and the term is month-to-month.

Director Independence

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system which has requirements that directors be independent. Therefore, we have adopted the independence standards of the American Stock Exchange, now known as the NYSE MKT LLC, to determine the independence of our directors and those directors serving on our committees. These standards provide that a person will be considered an independent director if he or she is not an officer of the company and is, in the view of the company’s board of directors, free of any relationship that would interfere with the exercise of independent judgment. Our board of directors has determined that as of the date of this Report, we had no independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statement and review of financial statements included in our 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $20,300 for fiscal year ended December 31, 2016, and $83,594 for fiscal year ended December 31, 2017.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported above were $22,600 and $20,940 for fiscal years ended December 31, 2016 and 2017, respectively.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were nil for fiscal years ended December 31, 2016 and 2017.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were nil for fiscal years ended December 31, 2016 and 2017.

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

The following financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2017 and 2016

Consolidated Statements of Operations for the years ended December 31, 2017 and December 31, 2016

Consolidated Statements of Cash Flows for the years ended December 31, 2017 and December 31, 2016

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2017 and 2016

Notes to Consolidated Financial Statements

EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization between PowerComm Holdings, Inc. and PowerComm Construction, Inc. (filed as exhibit to the Form 8-K filed November 23, 2016)
3.1	Certificate of Incorporation (filed as exhibit to the Form 10-12G filed March 3, 2015)
3.2	By-laws (filed as exhibit to the Form 10-12G filed March 3, 2015)
3.3	Sample stock certificate (filed as exhibit to the Form 10-12G filed March 3, 2015)
3.4	Series A Certificate of Designation of PowerComm Holdings Inc. filed with the Secretary of State of Delaware on June 6, 2017 (filed on Form 8-K on June 8, 2017 (File No.: 000-55391) as Exhibit 3.1)
10.1	Master Agreement for Services between Southern Company Services, Inc. and PowerComm Construction Inc. (filed as an exhibit to the Form 8-K/A filed October 5, 2017)
10.2	Master Services Agreement between RCN Telecom Services LLC and PowerComm Construction Inc. (filed as an exhibit to the Form 8-K/A filed October 5, 2017)
10.3	Construction Contract between PHI Service Company and PowerComm Construction Inc. (filed as an exhibit to the Form 8-K/A filed October 5, 2017)
10.4	District of Columbia Commercial Lease Agreement between Meltz Communications LLC and PowerComm Construction, Inc. (filed as an exhibit to the Form S-1/A filed November 13, 2017)
10.5	Lease Agreement between Roger Alson and PowerComm Construction, Inc. (filed as an exhibit to the Form S-1/A filed November 13, 2017)
21.1	List of Subsidiaries (filed as an exhibit to the Form S-1/A filed November 13, 2017)
31.1*	Rule 15d-14(a) Certification by Principal Executive Officer and Principal Financial Officer
32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 6, 2018.

POWERCOMM HOLDINGS, INC.

By:	/s/ David Kwasnik
Title:	Chief Executive Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 6, 2018.

By:	/s/ David Kwasnik
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ David Kwasnik
Title:	Treasurer (Principal Financial Officer)

By:	/s/ David Kwasnik
Title:	Treasurer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed below by the following persons, constituting all of the members of the board of directors, in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ David Kwasnik	Director	June 6, 2018
David Kwasnik

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

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors

of PowerComm Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of PowerComm Holdings, Inc. and subsidiary (the “Company”) as of December 31, 2017, the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ LJ Soldinger Associates, LLC

Deer Park, IL

June 6, 2018

We have served as the Company’s auditor since 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Powercomm Holdings, Inc and Subsidiary,

We have audited the accompanying consolidated balance sheets of PowerComm Holdings Inc. and Subsidiary (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred continuing net losses and working capital deficits. The Company’s viability is dependent upon its ability to obtain future financing and the success of its future operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan concerning these matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KCCW Accountancy Corp.

Alhambra, California

May 5, 2017

PowerComm Holdings, Inc. & Subsidiary

Consolidated Balance Sheets

December 31,

	2017	2016

ASSETS
Current assets
Cash	$715,499	$49,744
Accounts receivables, net	401,919	63,201
Prepaid expenses	126,162	108,942
Total current assets	1,243,580	221,887
Property and equipment, net	1,114,425	663,631
Total Assets	$2,358,005	$885,518

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$132,367	$—
Accrued expenses	270,199	233,646
Income taxes payable	240,700	—
Line of credit	176,865	615,176
Short-term loans	38,145	—
Long-term debt, current portion	219,932	104,974
Due to related party	43,288	53,133
Other current liabilities	—	29,070
Total current liabilities	1,121,496	1,035,999
Long-term debt	641,692	300,156
Deferred tax liabilities, net	400,500	—
Other liabilities	—	86,449
Total liabilities	2,163,688	1,422,604
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; 1,000 and 0 outstanding as of December 31, 2017 and 2016, respectively	—	—
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 24,330,000 and 20,700,000 shares issued, issuable and outstanding as of December 31, 2017 and 2016, respectively	2,433	2,070
Discount on Common Stock	(50)	(2,050)
Additional paid-in capital	460,655	1,538
Subscription received in advance	—	45,000
Retained earnings (accumulated deficit)	(268,721)	(583,644)
Total stockholders’ equity (deficit)	194,317	(537,086)
Total liabilities and stockholders’ equity (deficit)	$2,358,005	$885,518

The accompanying notes are an integral part of these financial statements.

PowerComm Holdings, Inc. & Subsidiary

Consolidated Statements of Operations

	For the Year Ended December, 31,
	2017	2016
Revenues, net	$7,399,730	$2,898,970
Costs of revenue	4,578,775	2,263,602
Gross profit	2,820,955	635,368

Operating expenses
General and administrative	1,202,163	937,289
Depreciation expense	210,984	239,353
Share based compensation	359,464	—
Operating income (loss)	1,048,344	(541,274)

Other expense
Interest expense	90,471	42,370
Other	1,750	—
Total other expense	92,221	42,370

Income (loss) before income taxes	956,123	(583,644)
Income tax provision	641,200	—
Net income (loss)	$314,923	$(583,644)

Income (loss) per share - basic and diluted	$0.01	$(0.03)
Weighted average common shares - basic and diluted	22,762,164	20,525,205

The accompanying notes are an integral part of these financial statements.

PowerComm Holdings, Inc. & Subsidiary

Statements of Stockholders’ Equity (Deficit)

	Series A Preferred Stock		Common Stock		Discount on Common Stock	Additional Paid-In Capital	Subscription Received in advance	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2015	—	—	20,500,000	$2,050	$(2,050)	$1,558	$35,000	$54,081	$90,639
Effect of restructuring entities under common control			200,000	20		(20)			—
Distribution to shareholder								(54,081)	(54,081)
Subscription received in advance							10,000		10,000
Net loss								(583,644)	(583,644)

Balance, December 31, 2016	—	—	20,700,000	2,070	(2,050)	1,538	45,000	(583,644)	(537,086)

Issuance of preferred stock	1,000					1,800			1,800
Issuance of common stock in private offering			160,000	16		21,744			21,760
Issuance of common stock for services			2,470,000	247		335,673			335,920
Conversion of officer advance to common stock					2,000				2,000
Issuance of common stock for cash proceeds			1,000,000	100		99,900	(45,000)		55,000
Net income								314,923	314,923

Balance, December 31, 2017	1,000	$—	24,330,000	$2,433	$(50)	$460,655	$—	$(268,721)	$194,317

The accompanying notes are an integral part of these financial statements.

PowerComm Holdings, Inc. & Subsidiary

Statements of Cash Flows

	For the Year Ended December, 31,
	2017	2016
Operating Activities
Net income (loss)	$314,923	$(583,644)
Adjustments to reconcile net income (loss) to net cash provided by (used) in operating activities:
Depreciation	210,984	239,353
Stock-based compensation expense	359,464	—
Changes in Operating Assets and Liabilities
(Increase) decrease in accounts receivable	(338,718)	185,322
(Increase) decrease in prepaid expenses	83,893	(22,668)
Increase in accounts payable	132,367	—
Increase in income taxes payable	641,200	—
Increase in accrued expenses	36,554	9,834
Increase (decrease) in other liabilities	(86,449)	86,449
Net cash provided by (used in) operating activities	1,354,218	(85,354)

Investing Activities
Capital expenditures	(65,552)	(351,855)
Net cash used in investing activities	(65,552)	(351,855)

Financing Activities
Proceeds from advances – related party	13,871	53,133
Repayment of related party advances	(21,716)	—
Distributions to shareholder	—	(54,081)
Proceeds from payable to unrelated party	40,000	29,070
Repayments of unrelated party advances	(69,070)	—
Line of credit advance (repayment), net	(438,311)	171,021
Proceeds from long-term borrowings, net	—	261,371
Note payable principal payments	(202,701)	—
Proceeds from issuance of common stock	55,016	—
Proceeds from subscriptions received in advance	—	10,000
Net cash (used in) provided by financing activities	(622,911)	470,514

Net increase in cash	665,755	33,305
Cash, beginning of period	49,744	16,439
Cash, end of period	$715,499	$49,744

Cash paid during the year for:
Taxes	$—	$—
Interest	$90,471	$42,370

Non-cash investing and financing activities:
Equipment purchases financed	$596,226	$—
Reclass between additional paid in capital and subscription received in advance	$45,000	$—
Financed insurance premiums	$101,113	$—
Conversion of related party note to discount	$2,000	$—

The accompanying notes are an integral part of these financial statements.

PowerComm Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 1 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

The Company was incorporated in the State of Delaware on January 12, 2015, and was formerly known as White Grotto Acquisition Corporation (“White Grotto” or “White Grotto Acquisition”). On September 14, 2015, the Company implemented a change of control by issuing shares to new shareholders, redeeming shares of existing shareholders, electing a new officer and director and accepting the resignations of its then existing officers and directors. In connection with the change of control, the shareholders of the Company and its board of directors unanimously approved the change of the Company’s name from White Grotto Acquisition Corporation to PowerComm Holdings, Inc.

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

BASIS OF PRESENTATION AND CONSOLIDATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. Such consolidated financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.

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

The accompanying consolidated financial statements include the accounts of PowerComm Holdings, Inc. and its wholly owned subsidiary, PowerComm Construction, Inc. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates include, but are not limited to, assumptions used in the valuation of equity compensation and assumptions used in our impairment testing of long-lived assets.

CASH AND CASH EQUIVALENTS

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased, to be cash and cash equivalents. As of December 31, 2016, the Company had no uninsured deposits in banks. As of December 31, 2017, the Company has unsecured deposits of $480,360.

ACCOUNTS RECEIVABLE

Accounts receivable are recorded at net realizable value consisting of the carrying amount less allowance for doubtful accounts, as needed. We assess the collectability of accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves. While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purposes of analysis. As of December 31, 2017 and 2016, the Company had no assessed allowance for doubtful accounts respectively.

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

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets or lease term as follows:

Category	Useful life (in years)
Computers	5
Office Furniture and Fixtures	7
Machinery and Equipment	5 - 7
Trucks and Vehicles	5 - 7

The Company applies the provisions of FASB ASC Topic 360 (ASC 360), “Property, Plant, and Equipment” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360, at least on an annual basis. ASC 360 requires the impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. For the years ended December 31, 2017 and 2016, there was no impairment of long-lived assets recorded.

REVENUE RECOGNITION

The Company performs underground and overhead utility services primarily in the eastern and southeastern region of the United States for utility companies. The Company’s work is performed under cost-plus-fee contracts. The length of the Company’s contracts varies, but are typically two to three years, and are generally defined by geographic area within a given utility service coverage area. While the Company’s contracts are generally long-term in nature, the contracts call for the Company to bid for and invoice for work performed in much smaller units, generally at the street level in terms of geographic coverage, and generally on a day-to-day basis or in certain limited circumstances in periods up to a few weeks at a time. Revenues are recognized on the accrual basis as services are performed. The Company recognizes service revenue in accordance with GAAP when the following overall fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or the service has been performed, (iii) the Company’s price to the customer is fixed or determinable, and (iv) collection of the resulting accounts receivable is reasonably assured. During the years ended December 31, 2017 and 2016, the Company recognized revenue when the above four criteria were met.

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

POWERCOMM HOLDINGS INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to operating losses and tax credit carryforwards, as well as differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

A valuation allowance is established when it is more likely than not that some or all of the deferred tax assets will not be realized.

EARNINGS PER COMMON SHARE

Basic earnings and loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings and loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2017 and 2016, there are no outstanding dilutive securities.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2018, the FASB issued ASU 2018-02 “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (“Tax Act”). The new guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years and can be early adopted. The Company is still evaluating the impacts of this standard should it choose to make this reclassification.

In January 2017, the FASB issued ASU 2017-01 “Clarifying the Definition of a Business,” which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The new guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The impact to the Company’s consolidated financial statements will depend on the facts and circumstances of any specific future transactions.

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

In February 2016, the FASB issued ASU 2016-02 “Leases,” which requires lessees to recognize a right-to-use asset and a lease liability for virtually all leases (other than leases meeting the definition of a short-term lease). The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods beginning the following fiscal year. The Company is in the process of evaluating the impact of the new guidance on the Company’s consolidated financial statements and anticipates this impact will not be material to its consolidated balance sheets.

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

Management is in the process of assessing the impact of the above ASUs on the Company’s consolidated financial statements.

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

NOTE 2 - ACCOUNTS RECEIVABLE

	2017	2016
Accounts receivable	$401,919	$63,201
Less: allowance for doubtful accounts	—	—
Accounts receivable, net	$401,919	$63,201

Total contract receivables are expected to be collected within one year, and there is no provision for allowance for doubtful accounts.

POWERCOMM HOLDINGS INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 3 – PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	2017	2016
Vehicles & trucks	$2,241,584	$1,642,308
Equipment & machinery	560,723	498,666
Office furniture & fixtures	103,686	103,686
Computer & software	25,647	25,201
	2,931,640	2,269,861
Less: accumulated depreciation	(1,817,215)	(1,606,230)
Net property and equipment	$1,114,425	$663,631

Depreciation expense was $210,984 and $239,353 for years ended December 31, 2017 and 2016, respectively.

NOTE 4 – DEBT

Lines of Credit

Lines of credit consist of the following:

	2017	2016
$450,000 Line of Credit with Burke & Herbert Bank, interest rate at 4.5% annum, renewed annually, due on demand.	$—	$418,080
$200,000 Line of Credit with SunTrust Bank, variable interest rate equal to the Prime Rate as published in the Wall Street Journal plus 6%, at 10.5% per annum as of December 31, 2017, renewed annually, due on demand, secured by all assets of the Company.	176,865	197,096
Total	$176,865	$615,176

Short Term Debt

Short term debt consists of the following:

	December 31,
	2017	2016
Note payable dated April 30, 2017, to an insurance premium finance company, bearing interest at a rate of 8.01% per annum, payable in 9 $3,807 monthly installments, secured by an insurance policy and all rights thereto.	$3,781	$—
Note payable dated April 30, 2017, to an insurance premium finance company, bearing interest at a rate of 8.16% per annum, payable in 9 $2,372 monthly installments, secured by an insurance policy and all rights thereto	2,356	—
Note payable dated July 10, 2017, to an insurance premium finance company, bearing interest at a rate of 8.6% per annum, payable in 9 $2,676 monthly installments, secured by an insurance policy and all rights thereto	10,516	—
Note payable dated November 18, 2017, to an insurance premium finance company, bearing interest at a rate of 8.6% per annum, payable in 9 $2,773 monthly installments, secured by an insurance policy and all rights thereto	21,492	—
Totals	$38,145	$—

Long-term debt

Long-term debt consists of the following:

	December 31,
	2017	2016
Note payable to John Deere Financial, maturing February 2021, 60 monthly payments of $2,789, bearing interest at a rate of 0.90% per annum, secured by equipment	$104,579	$136,865
Note payable to Ford Motor Credit, maturing April 2021, 60 monthly payments of $1,431, bearing interest at a rate of 5.99% per annum, secured by a vehicle	50,341	64,122
Note payable to Ford Motor Credit, maturing April 2021, 60 monthly payments of $1,431, bearing interest at a rate of 5.99% per annum, secured by a vehicle	50,212	64,122
Note payable to Ally Financial Inc., maturing November 2021, 60 monthly payments of $786, bearing interest at a rate of 5.99% per annum, secured by a vehicle	32,267	40,550
Note payable to Ally Financial Inc., maturing May 2020, 60 monthly payments of $667, bearing interest at a rate of 6.19% per annum, secured by a vehicle	17,770	24,449
Note payable to Ally Financial Inc., maturing April 2020, 60 monthly payments of $528, bearing interest at a rate of 6.19% per annum, secured by a vehicle	14,191	19,471
Note payable to Ally Financial Inc., maturing April 2020, 60 monthly payments of $529, bearing interest at a rate of 6.19% per annum, secured by a vehicle	14,190	19,471
Note payable to Ally Financial Inc., maturing May 2020, 60 monthly payments of $529, bearing interest at a rate of 6.19% per annum, secured by a vehicle	14,148	19,444
Note payable to Burke & Herbert Bank, maturing June 2019, monthly payments of $520.	8,570	14,036
Note payable to Burke & Herbert Bank, maturing June 2017, monthly payments of $320.	—	1,647
Note payable to Toyota Financial Services, maturing September 2017, monthly payments of $400	—	953
Note payable to Ally Financial Inc., maturing February 2022, 60 monthly payments of $810, bearing interest at a rate of 5.99% per annum, secured by a vehicle	35,314	—
Note payable to Ford Credit, maturing April 2022, 60 monthly payments of $928, bearing interest at a rate of 5.81% per annum, secured by a vehicle	42,029	—
Note payable to North Atlantic Financial, Inc., maturing April 2020, 36 monthly payments of $690, bearing interest at a rate of 7.92% per annum, secured by a vehicle	17,463	—
Note payable to Ford Credit, maturing June 2022, 60 monthly payments of $1,249, bearing interest at a rate of 5.79% per annum, secured by a vehicle	58,424	—
Note payable to Ford Credit, maturing July 2022, 60 monthly payments of $1,249, bearing interest at a rate of 5.79% per annum, secured by a vehicle	61,748	—
Note payable to Ford Credit, maturing July 2022, 60 monthly payments of $676, bearing interest at a rate of 5.99% per annum, secured by a vehicle	32,918	—
Note payable to Ally Financial Inc., maturing July 2022, 60 monthly payments of $703, bearing interest at a rate of 6.41% per annum, secured by a vehicle	32,133	—
Note payable to Ally Financial Inc., maturing July 2022, 60 monthly payments of $703, bearing interest at a rate of 6.41% per annum, secured by a vehicle	34,572	—
Note payable to Ally Financial Inc., maturing August 2022, 60 monthly payments of $648, bearing interest at a rate of 6.19% per annum, secured by a vehicle	31,347	—
Note payable to Ally Financial Inc., maturing October 2022, 60 monthly payments of $701, bearing interest at a rate of 6.19% per annum, secured by a vehicle	34,730	—
Note payable to Ally Financial Inc., maturing October 2022, 60 monthly payments of $909, bearing interest at a rate of 6.49% per annum, secured by a vehicle	45,045	—
Note payable to Ally Financial Inc., maturing October 2022, 60 monthly payments of $721, bearing interest at a rate of 6.49% per annum, secured by a vehicle	35,740	—
Note payable to Ally Financial Inc., maturing October 2022, 60 monthly payments of $742, bearing interest at a rate of 6.19% per annum, secured by a vehicle	36,742	—
* Note payable to John Deere Financial, maturing December 2021, 48 monthly payments of $1,191, bearing interest at a rate of 0% per annum, secured by equipment. Using an average market rate of interest, the Company recorded a finance premium of $6,545, which will be amortized over the life of the loan	57,151	—
	$861,624	$405,130
Less: Current Portion	(219,932)	(104,974)
Total Long Term Debt	$641,692	$300,156

* The Company acquired the underlying equipment from the dealer in December 2017 and applied for financing with John Deere Financial at the time the Company took possession. In January 2018, John Deere Financial approved the financing and issued the note payable and attendant security agreement and other documentation. The Company has treated the amount financed as a long-term note payable as of December 31, 2017.

The principal maturities of debt outstanding with a term greater than one year on December 31, 2017 were as follows:

Debt Maturities
2018	$219,932
2019	217,010
2020	206,994
2021	147,541
2022	70,147
Thereafter	—
Total	$861,624

Interest expense for the years ended December 31, 2017 and 2016 amounted to $90,471 and $42,370, respectively.

NOTE 6 - ACCRUED EXPENSES

Accrued expenses consisted of the following:

	2017	2016
Accrued professional fees	$55,000	$115,822
Accrued legal settlement (see Note 10)	—	86,449
Accrued payroll expenses	118,774	—
Credit cards payable	58,335	—
Accrued interest expenses	256	256
Others	37,834	31,119
Totals	$270,199	$233,646

NOTE 7 - DUE TO RELATED PARTY

On November 9, 2016 and December 8, 2016, an officer, director and stockholder advanced cash amounts of $18,000 and $50,000, respectively, to the Company for operating capital. The total advance of $68,000 was unsecured, due on demand and bears no rate of interest. In 2017, the officer, director and stockholder agreed to convert $2,000 of his advances in satisfaction of the stock issued to him in 2016 upon the change of control transaction more fully described in Note 8. In addition, the officer, director and stockholder had the Company pay certain expenses on his behalf in the amount of $21,716. As of December 31, 2017 and 2016, the balances due to related party amounted to $43,288 and $53,133, respectively.

NOTE 8 - STOCKHOLDERS’ EQUITY

As of December 31, 2017, the Company was authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.

Preferred Stock

As of December 31, 2017, the Company has 20,000,000 preferred shares authorized, have a par value of $0.0001 per share.

On June 6, 2017, the Company filed a “Certificate of Designation” with the Delaware Secretary of State, whereby 1,000 shares have been designated as Series A Preferred shares. The rights and privileges of the Series A shares consist of the right to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote. Additionally, the Company cannot alter or change the provisions of the Certificate of Incorporation so as to adversely affect the voting powers, preferences or special rights of the Series A Preferred Stock, or create or issue additional shares of Series A Preferred Stock without the consent of a minimum of sixty percent (60%) of the holders of the Series A Preferred Stock. Additionally, in the event of any liquidation, dissolution or winding up of the Company the holders of the Series A shares will not be entitled to participate in any distribution of assets of the Company. The Series A Preferred shares cannot be converted into or exchanged for shares of any other series of class of capital stock of the Company.

Common Stock

As of December 31, 2017, the Company has 100,000,000 common shares authorized, have a par value of $0.0001 per share.

On September 1, 2017 (“Effective Date”), the Company entered into a “Debt Conversion Agreement” (“Conversion Agreement”) with Mr. David Kwasnik, an officer, shareholder and creditor (“Creditor”). As of the Effective Date the Company owed to Creditor a total amount of $85,004 (the “Debt”) for advances made by Creditor to the Company. Per the Conversion Agreement the Creditor agreed to convert $2,000 of the Debt in exchange for the Company agreeing to offset a previously recorded $2,000 discount against 20,000,000 shares of the common stock of the Company that were previously issued to the Creditor. These shares issued to Creditor are now deemed to be fully paid and non-assessable.

In October 2017, the Company sold 1 million shares of common stock to one investor at $0.10 per share for cash proceeds of $100,000.

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

Share Based Payments

On April 12, 2017, the Company issued a total of 2,470,000 common shares as compensation to 28 employees and consultants for services performed. The Company recorded compensation expense at a share price of $0.136 based on an independent valuation of the Company. The Company recorded compensation expense of $335,920.

On April 12, 2017, the Company issued 160,000 shares of its common stock to 16 shareholders, at a purchase price equal to par value of $0.0001 per share, as part of a private placement for total proceeds of $16.00, pursuant to executed subscription agreements under a Regulation D offering or other private placement of securities. Each of these transactions was issued as part of the private placement of securities by the Company in which no underwriting discounts or commissions applied to any of the transactions. The Company conducted such private placement offering in order to build a base of shareholders and establish relationships with a variety of shareholders. The Company treated this, in essence, as an offering of shares for services and has recorded compensation expense for the difference between the calculated fair value, from the independent valuation, and the cash price paid. The Company recorded compensation expense of $21,744.

In, 2017, the Company issued 1,000 shares of Series A Preferred Stock to an officer and director for services provided. The Company valued the Series A Preferred shares issued at $1,800. The Company recorded compensation expense of $1,800.

POWERCOMM HOLDINGS INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 9 - CONCENTRATION OF CREDIT RISK

For the year ended December 31, 2016, service revenue to Potomac Electric Power Co (“PEPCO”), which is now a wholly owned subsidiary of Exelon Corp, accounted for 98% of the Company’s total revenue. Accounts receivable due from PEPCO accounted for 100% of the Company accounts receivable balances as of December 31, 2016. For the year ended December 31, 2017, three customers accounted for 100% of the Company’s revenues and two customers accounted for 100% of its accounts receivable balance.

NOTE 10 – RELATED PARTY TRANSACTIONS NOT DESCRIBED ELSEWHERE

On November 9, 2016 and December 8, 2016, an officer and stockholder advanced cash amounts of $18,000 and $50,000, respectively, to the Company for operating capital. The total advance of $68,000 was unsecured, due on demand and bears no rate of interest. As of December 31, 2017 and 2016, the balances due to related party amounted to $43,288 and $53,133, respectively.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Litigation

In April 2014, Gregory Randolph, a former employee of the Company filed a Class Action Labor Lawsuit against the Company in the Maryland Federal District Court. The lawsuit alleged that he and 48 other flaggers of the Company were not paid overtime pay which in Maryland is time and ½. The Company asserted that Mr. Randolph’s testimony as to the amount of hours he worked was completely false and that he was correctly paid for the hours he worked per his time slips. As of December 2015, the Company has offered $100,000 to settle the case, which the Court subsequently approved after having conducted a fairness hearing. The Company accrued contingent loss of $100,000 during the year ended December 31, 2014. No additional contingent liability was accrued during the year ended December 31, 2015. On April 28, 2016, as stated, the settlement agreement was approved by the Court and judgment for plaintiffs was entered in the amount of $100,000. On April 29, 2016, the Company made payments to plaintiffs in the total amount of $100,000. On November 21, 2016, the Court ordered that the plaintiffs’ revised petition for award of attorneys’ fees and costs was granted, and that the Company is responsible for payment of $188,616, payable in twenty-four (24) installments starting December 2, 2016. As of December 31, 2016, the unpaid balance amounted to $172,898, of which $86,449 was recorded in Accrued Expense and $86,449 was recorded in Other Liabilities.

In 2017, the Company appealed the attorney fee award to the United States Court of Appeals for the Fourth Circuit (“4th Circuit”). On October 31, 2017 the 4th Circuit reversed and remanded the attorney fee award back to the trial court as excessive.  As of December 31, 2017, the Company had paid approximately $86,000 and based on the remand from the 4th Circuit has reversed the accrual of the remaining prior amounts recorded and believes that its payments made through December 31, 2017 to be sufficient under the instructions provided in the remand back to the trial court by the 4th Circuit.

Recently, on June 1, 2018, and based on the 4th Circuit’s remand, the trial court issued a ruling which reduced the attorney fee award by approximately $6,000. The Company asserts that the trial court’s ruling is erroneous, as the reduction should have been far greater, and intends to appeal again to the 4th Circuit before June 30, 2018.

Commitments:

Rental Payments under Month-to-Month Operating Leases

The Company entered into a lease agreement on January 31, 2014 for approximately 22,000 square feet to rent a small office space and vehicle yard located at 6000 Walker Mill Road, Capitol Heights MD. The Company pays $3,500 per month and term is month-to-month.

The Company entered into a lease agreement on July 1, 2016 for a 200 square foot office space located at 110 Maryland Avenue Washington, DC. The Company pays $800 per month and the term is month-to-month.

In 2016, The Company entered into a lease agreement to rent a portion of the premises located at 3429 Ramsgate Terrace, Alexandia, Virginia, 22309 with an officer, director and shareholder of the Company. The Company agreed to a monthly rental rate of $2,600. On August 1, 2017 the Company entered into a new lease for the space with a monthly rental rate of $3,600 per month. The lease can be terminated by mutual agreement of the two parties or after 30 days written notice.

Rent costs totaled approximately $100,125 (consisting of $38,700 to related parties) and $54,650 for 2017 and 2016, respectively.

NOTE 12 – INCOME TAXES

PowerComm Construction, Inc. was a pass-through entity under the Internal Revenue Code of the United States and the states it performs business in, prior to its merger with PowerComm Holdings, Inc. Because of this, the income or losses of PowerComm Construction Inc. flowed directly to its shareholders and therefore no assets or liabilities were recorded for income taxes. As of January 1, 2017, the Company has recorded a liability and corresponding long-term deferred income tax expense in the amount of approximately $107,000, because as of the merger, PowerComm Construction, Inc. changed its tax status and is no longer a pass-through entity. The Company is now fully responsible for the tax assets and liabilities resulting from the consolidated operations of the Company.

The following table shows a reconciliation of income tax expense between the amount reported and the amount under the statutory tax rates in effect for the year ended December 31, 2017:

Income tax expense from statutory rate of 40%	$382,400
Effect of change in tax status	107,100
Effect of permanent timing differences	151,700

Income tax expense, as reported	$641,200

The current income tax provision represents the estimated amount of income taxes paid or payable for the year, as well as changes in estimates from prior years. The deferred income tax provision represents the change in deferred tax liabilities and assets. The following table presents the significant components of the provision for income taxes:

	2017	2016
Current
Federal	$198,500	$—
State	42,200	—
Total current provision	$240,700	$—

Deferred
Federal	$296,500	$—
State	104,000	—
Total deferred provision	$400,500	$—

Income tax expense	$641,200	$—

On December 22, 2017, the Tax Act was signed into law and significantly reformed the Internal Revenue Code of 1986, as amended. The Tax Act will significantly impact the Company by reducing the federal corporate tax rate from 35% to 21%, effective January 1, 2018, and by allowing expensing of certain capital expenditures. However, the Tax Act limits the deductibility of meals, entertainment expenses and certain executive compensation, imposes limitations on the deductibility of interest expense and eliminates the domestic production activities deduction.

Shortly after the Tax Act was enacted, the Securities and Exchange Commission issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) to address the application of GAAP and direct taxpayers to consider the impact of the Act as “provisional” when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for the change in tax law. In accordance with SAB 118, the Company has recognized the provisional tax impacts, outlined above, related to the re-measurement of its net deferred tax liability. The ultimate impact may differ from the provisional amounts, possibly materially, due to, among other things, the significant complexity of the Tax Act, anticipated additional regulatory guidance or related interpretations that may be issued by the Internal Revenue Service (the “IRS”), changes in accounting standards, legislative actions, future actions by states within the U.S. and changes in estimate, analysis, interpretations and assumptions the Company has made.

Deferred income taxes are recorded based upon temporary differences between the financial statement and tax bases of assets and liabilities and available net operating loss and tax credit carryforwards. Temporary differences and carryforwards that comprised deferred income tax assets and liabilities were as follows:

	2017	2016
Deferred income tax assets
Investments	$51,900	$—

Deferred income tax liabilities
Depreciation	254,300	—
Cash basis tax adjustment	198,100	—
	452,400	—

Net deferred income tax liability	$400,500	$—

The Company’s deferred income tax assets and liabilities are subject to adjustment in future periods based on the Company’s ongoing evaluations of such deferred assets and liabilities and new information available to the Company.

Valuation allowances are recognized on deferred tax assets if the Company believes it is more likely than not that some or all of the deferred tax assets will not be realized. The Company believes the majority of the deferred tax assets will be realized due to the reversal of certain significant temporary differences and anticipated future taxable income from operations and, accordingly, has not recorded an allowance.

NOTE 13 - SUBSEQUENT EVENTS

In 2018 through the date of these financial statements, the Company has financed the purchase of certain equipment and rolling stock in the amount of approximately $126,000.

As of the date of these financial statements, the Company has signed a letter of intent to purchase an industrial property in Upper Marlboro, Prince George’s County, Maryland for the purchase price of $1.575 million plus closing costs. The industrial property is approximately 1.77 acres, fenced and paved, which will provide for the ability of the Company to significantly increase its truck fleet and has an office building and drive up warehouse of approximately 12,000 square feet. The Company is currently in negotiations with one of its existing lenders to provide financing of 85% of the purchase price of the building. While the Company believes closing to be likely, the Bank has yet to provide final commitment or closing documents and therefore funding is not yet fully assured.