Form 10-Q
period 2018-03-31
PowerComm Holdings Inc.
filed 2018-08-16
CIK 1634424

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(1) of the Exchange Act. ☐

As of August 14, 2018, the Company had 24,330,000 shares of its common stock, par value $.0001 per share, issued and outstanding.

POWERCOMM HOLDINGS INC.
TABLE OF CONTENTS

POWERCOMM HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)	*
Assets
Current Assets
Cash and cash equivalents	$498,530	$714,499
Accounts Receivable, net	949,709	401,919
Prepaid expenses	307,465	126,162
Other current assets	25,000	—
Total Current Assets	1,780,704	1,243,580

Furniture, fixture, and equipment, net	1,257,471	1,114,425
TOTAL ASSETS	$3,038,175	$2,358,005

Liabilities and Stockholder’s Equity
Current Liabilities
Accounts payable	$153,207	$132,367
Accrued expenses	222,412	270,199
Income taxes payable	—	240,700
Line of credit	133,565	176,865
Short-term loans	159,577	38,145
Long-term debt, current portion	199,304	219,932
Due to related party	41,018	43,288
Total current Liabilities	909,083	1,121,496

Long-term debt	748,009	641,692
Deferred income taxes	462,212	400,500
Total Liabilities	2,119,304	2,163,688

Commitments and contingencies

Stockholder’s Equity
Preferred Stock, $0.0001 par value, 20,000,000 shares authorized; 1,000 shares outstanding as of March 31, 2018 and December 31, 2017, respectively	$—	$—

Common Stock, $0.0001 par value, 100,000,000 shares authorized; 24,330,000 shares issued, issuable and outstanding as of March 31, 2018 and December 31, 2017, respectively	$2,433	$2,433
Discount on common stock	$(50)	(50)
Additional paid-in capital	460,655	460,655
Retained Earnings (Accumulated deficit)	455,833	(268,721)
Total Stockholders’ Equity	918,871	194,317

Total Liabilities and Stockholder’s Equity	$3,038,175	$2,358,005

*	Derived from audited information

The accompanying notes are an integral part of these condensed financial statements.

POWERCOMM HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ended, March 31
	2018	2017
Net Revenue	$2,921,275	$1,008,348
Cost of Revenue	1,824,517	883,030
Gross Profit	1,096,758	125,318

Operating expenses
General and administrative	230,797	238,672
Depreciation expense	66,472	50,781
Total Operating Expense	297,269	289,453

Operating Income (loss)	799,489	(164,135)

Other Income (Expense)
Interest Expense	(19,346)	(15,998)
Other Income (Expense), net	1,811	—
Total Other Income (Expense)	(17,535)	(15,998)

Income (loss) from operations before income tax	781,954	(180,133)
Income tax expense	57,400	—
Net Income (Loss)	$724,554	$(180,133)

Income (loss) per share - basic and diluted	$0.03	$(0.01)

Weighted average common shares outstanding - basic and diluted	24,330,000	20,542,761

The accompanying notes are an integral part of these condensed financial statements.

POWERCOMM HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Three Months ended March 31,
	2018	2017

Operating Activities
Net Income (loss)	$724,554	$(180,133)

Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Depreciation and amortization	66,472	50,781
Stock based compensation
Changes in Operating Assets and Liabilities
(Increase) decrease in Accounts receivable	(547,790)	(26,246)
(Increase) decrease in Prepaid expenses and Other current assets	4,094	35,399
Increase (decrease) in Accounts payable	20,844	—
Increase (decrease) in Accrued expenses	(47,787)	(163,293)
Increase (decrease) in Other current liabilities	—	247,958
Increase (decrease) in Current income taxes payable	(270,888)
Increase (decrease) in Deferred income taxes payable	91,900	—
Net cash provided by (used in) operating activities	41,399	(35,534)

Investing Activities
Capital expenditures	(64,025)	—
BioFuel investment	—	(1,750)
Net cash used in investing activities	(64,025)	(1,750)

Financing Activities
Repayment of related party advances	(2,270)	—
Note payable principal payments	(148,773)	(34,676)
Line of credit repayments, net	(43,300)	—
Proceeds from advances – related party	—	30,000
Proceeds from subscription received in advance	—	15,000
Proceeds from capital contributed	—	21,871
Net cash (used in) provided by financing activities	(194,343)	32,195

Net (decrease) in cash	(216,969)	(5,089)
Cash, beginning of period	715,499	49,744

Cash, end of period	$498,530	$44,655

Supplemental Disclosures:
Cash paid during period for:
Interest	$19,346	$15,998
Taxes	$236,388	$—

Non-cash investing and financing activities:
Equipment purchases financed	$145,492	$41,285
Financed insurance premiums	$210,403	$—

The accompanying notes are an integral part of these condensed financial statements.

POWERCOMM HOLDINGS INC.

Notes to Unaudited Financial Statements

March 31, 2018

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

ORGANIZATION

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

PRINCIPALS OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of PowerComm Holdings, Inc. and its wholly owned subsidiary, PowerComm Construction, Inc. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

BASIS OF PRESENTATION UNAUDITED INTERIM FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of March 31, 2018 and the condensed consolidated statements of operations and cash flows for the three-month period ended March 31, 2018 and 2017 have been prepared by the Company without audit. The condensed consolidated balance sheet as of December 31, 2017 has been derived from the audited financial statements as of that date, but does not include all required year-end disclosures. In the opinion of management, such statements include all adjustments considered necessary to present fairly the Company’s financial position as of March 31, 2018 and December 31, 2017, and its results of operations and cash flows for all periods presented. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the years ended December 31, 2017 and 2016, included in the Form 10-K filed by the Company on June 6, 2018.

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. The Company believes that the disclosures are adequate to make the interim information presented not misleading. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates include, but are not limited to, assumptions used in our impairment testing of long-lived assets.

CASH AND CASH EQUIVALENTS

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased, to be cash and cash equivalents. As of March 31, 2018, and December 31, 2017, the Company has unsecured deposits of $381,251 and $480,360, respectively.

REVENUE RECOGNITION

The Company performs underground and overhead utility services primarily in the eastern and southeastern regions of the United States for utility companies. The Company’s work is performed under cost-plus-fee contracts. The length of the Company’s contracts vary, but are typically two to three years in length. While the contracts that the Company enters into are multi-year in nature, the services performed under those contracts generally occurs under discrete projects that are individually billed and that range from a couple of weeks to as short as a few days in length. In most instances, the Company bills its customer on a near daily basis. Prior to adoption of ASC 606, the Company’s policy was that revenue became fixed and determinable upon signoff of the work performed by the customer. Upon signoff, the customer accepted the work performed and therefore no warranty or defect allowances were able to be presented by the customer. Upon adoption of ASC 606, revenue becomes recognizable by the Company when control of the goods and services performed are transferred to the customer. The Company’s policy is that transfer of control occurs when the customer signs off on the work performed. The result of the adoption of ASC 606, therefore, did not constitute a material change in how the Company recognizes revenue.

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

RECLASSIFICATIONS

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported consolidated net loss.

NOTE 3 – REVENUE

The Company adopted the provisions of the guidance in the new revenue standard under ASC 606 effective January 1, 2018 applying the modified retrospective method to all contracts. Results for reporting periods beginning after January 1, 2018 are presented under the new revenue recognition guidance, while prior period amounts are not adjusted and continue to be reported in accordance with the historic accounting under previous revenue recognition guidance. The adoption of this guidance did not have any material impact on the Company’s consolidated condensed financial statements. As was discussed in Note 2, there was no material impact to net revenue for the quarter ended March 31, 2018 as a result of applying the new revenue recognition guidance.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31, 2018	December 31, 2017
Vehicles & trucks	$2,360,664	$2,241,584
Machinery & equipment	651,160	560,723
Office furniture & fixtures	103,686	103,686
Computer & software	25,647	25,647
	3,141,157	2,931,640
Less: Accumulated depreciation	(1,883,686)	(1,817,215)
Net property and equipment	$1,257,471	$1,114,425

Depreciation expense was $66,472 and $50,781 for the three months ended March 31, 2018 and 2017, respectively.

NOTE 5 - DEBT

Lines of Credit

Lines of credit consist of the following:

	March 31, 2018	December, 31, 2017
$200,000 Line of Credit with SunTrust Bank, variable interest rate equal to the Prime Rate as published in the Wall Street Journal plus 6%, at 10.75% per annum as of March 31, 2018, renewed annually, due on demand, secured by all assets of the Company.	$133,565	$176,865
Total Lines of Credit	$133,565	$176,865

Short Term Debt

Short term debt consists of the following:

	March 31, 2018	December 31, 2017
Notes payable to an insurance premium finance company, terms ranging from six to nine months, bearing interest at rates ranging from 7.2% to 8.6%, per annum, monthly payments totaling $30,163, secured by various insurance policies and all rights thereto.	$159,577	$38,145
Total Short Term Debt	$159,577	$38,145

Long-term debt

Long-term debt consists of the following:

	March 31, 2018	December 31, 2017
Multiple notes payable, to various banks and finance organizations, maturing at various dates from February 2019 through March 2023, monthly payments totaling $26,691, secured by vehicles and equipment	$947,313	$861,624
Less: Current Portion	(199,304)	(219,932)
Total Long Term Debt	$748,009	$641,692

NOTE 6 - DUE TO RELATED PARTY

As of March 31, 2018 and December 31, 2017, the balances due to a related party amounted to $41,018 and $43,288, respectively, and are unsecured. There is no written agreement and the funds are due on demand with no maturity date, and bearing no interest.

NOTE 7 – CUSTOMER CONCENTRATIONS

For the three months ended March 31, 2018 and 2017, respectively, service revenue from Potomac Electric Power Co (“PEPCO”), which is now a wholly owned subsidiary of Exelon Corp, accounted for 97% and 97% of the Company’s net revenue, respectively. Accounts receivable due from PEPCO accounted for 93% of the Company accounts receivable balances as of March 31, 2018. The remaining 7% is due from one other customer. For the year ended December 31, 2017, three customers accounted for 100% of the Company’s revenues and two customers accounted for 100% of its accounts receivable balance.

NOTE 8 – SUBSEQUENT EVENTS

On July 12, 2018, the Company, jointly with a related entity, closed on the purchase of an industrial property in Upper Marlboro, Prince George’s County, Maryland. The Company paid $1.575 million plus closing costs. The industrial property is approximately 1.77 acres, fenced and paved, which will provide for the ability of the Company to significantly increase its truck fleet and has an office building and drive up warehouse of approximately 12,000 square feet. The facility will house all of the Company’s operations and will function as corporate headquarters. The Company financed 85% of the purchase price, or approximately $1.339 million. The purchase loan bears interest at a rate of 5.24% per annum, payable over 10 years at $8,076 monthly with a payment due on the 120th month estimated at approximately $1,008,000, and is secured with a first mortgage on the real estate and the personal guarantee of David Kwasnik, the Chief Executive Officer and majority shareholder of the Company. The purchase loan was made to the Company and to Kwasnik Properties, LLC (the “LLC”) on a joint and several basis. The two members of the LLC are David and Laura Kwasnik, both officers and majority shareholders of the Company. After miscellaneous improvements the Company will begin moving all operating assets and personnel to the new facilities.

On July 12, 2018, the Company’s subsidiary, PowerComm Construction, Inc., entered into a $500,000 line of credit with a lending institution. The line of credit, in the form of a promissory note (the “Note”), matures on July 12, 2020, when all unpaid principal and interest become due and payable. The interest rate on the Note is variable and is based on the Lender’s Prime Rate, currently at 4.75%, and is due monthly.

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

For the three months ended March 31, 2018, the Company generated $2,921,275 in net revenues and had net income of $724,554. As of March 31, 2018, the Company had retained earnings of $455,833.

Revenues and Losses

During the three months ended March 31, 2018, the Company posted net revenues of $2,921,275, total operating expenses of $297,269, consisting of salary and wage expenses of $139,302, depreciation of $66,472 and other general and administrative expenses of $91,495, and net income of $724,554. In comparison, during the three months ended March 31, 2017, the Company posted net revenues of $1,008,348, total operating expenses of $289,453, consisting of salary and wage expenses of $124,058, depreciation of $50,781 and other general and administrative expenses of $114,614, and net loss of ($180,133).

During the three months ended March 31, 2018, the Company incurred cost of revenue of $1,824,517, compared to cost of revenue of $883,030 for the three months ended March 31, 2017. The increase in cost of revenue was a result of increased costs relative to the increase in revenue from customer contracts.

Based on past performance, the Company is dependent on revenues generated from Potomac Electric Power Co. and RCN Telecom Services, LLC. For the three months ended March 31, 2018 and three months ended March 31, 2017, service revenue from Potomac Electric Power Co. accounted for 97% and 97% of the Company’s net revenue, respectively.

Liquidity and Capital Resources

As of March 31, 2018, the Company had improved its working capital position from $0.122 million as of December 31, 2017 to $0.872 million and had a cash position of approximately $498,000 compared to approximately $715,000 as of December 31, 2017. In addition, for the three months ended March 31, 2018, the Company’s cash flows from operating activities increased to approximately $41,000 from cash flows used in operations of approximately $36,000 for the three months ended March 31, 2017. The Company has been notified that it is now a preferred vendor for all of Exelon Corp. and has begun receiving new contracts and has begun bidding on additional contracts. In 2017, and to date in 2018, the Company has significantly increased its revenue run rate and expects the increases to continue through the remainder of 2018 and into 2019. The increased revenue has allowed the Company to begin operating profitably and the Company expects that those conditions will not only continue but increase in the coming quarters as new contracts are received and executed upon.

Results of Operations

Discussion of the three months ended March 31, 2018 as compared to the three months ended March 31, 2017

Our total revenue was $2,921,275 compared to $1,008,348 for the three month periods ended March 31, 2018 and 2017, respectively, representing an increase of $1,912,927, or approximately 190%, in 2018. The increase in our revenue in the first three months of 2018, as compared to the same period in 2017, can largely be attributed to many positive events, including being named a Contractor of Choice for PEPCO / Exelon, which led to the Company being awarded contracts from PEPCO including one for $56 million and two others for $5 million and $4 million, respectively. Additionally, going forward in 2018, the Company has recently obtained contracts with companies such as Southern Company, Georgia Power, Gulf Power, Entergy and its affiliates, and Google, among others. In June 2016, PCC received minority-owned certification status from the Capital Region of the National Minority Supplier Development Council (“NMSDC”). NMSDC is one of the country’s leading corporate membership organizations committed to helping supplier diversity by matching certified minority-owned businesses to its vast network corporate members who wish to purchase their products, services and solutions. Its corporate membership includes many of the largest public and privately-owned companies, as well healthcare companies, colleges and universities. NMSDC maintains rigorous certification standards and PCC anticipates that such certification will provide a large base for growth and potential new projects.

Our cost of revenue was $1,824,517 compared to $883,030 for the three month periods ended March 31, 2018 and 2017, respectively, representing an increase of $941,487, or approximately 107%, in 2018 comparing that in 2017. The increase is the result of the 190% growth in revenues. Even though cost of revenues grew by 107%, the gross margin on revenue grew from 12% in 2017 to 38% in 2018. Our margin expansion in 2018 was primarily the result of a change we implemented in 2017 to reduce reliance on outside contract work. In 2017, we increased our use of agreements with local International Brotherhood of Electrical Workers Unions (“IBEW” locals) in which we contract with the local to provide skilled professionals to assist us with our contract jobs and we agree to compensate the IBEW local for each professional for the time at their standard contract rates plus a fixed rate to cover their vacation, health and sick pay and other benefits of the given IBEW local. We do not enter into and are not part of any collective bargaining agreement when we contract for the use of their local employees.

Although the net changes and percent changes for our revenues and our cost of revenue for the three month periods ended March 31, 2018 and 2017 are summarized above, these trends should not necessarily be viewed as a definitive indication of our future results.

Gross profit was $1,096,758 compared to $125,318 for the three months ending March 31, 2018 and 2017, respectively, an increase of $974,440, or 775%, from 2018 to 2017. The increase was mainly due to the significant growth in revenue, as noted above, and the change described above on our reduction in outside contracted labor.

The operating expenses for the Company were $297,269 compared to $289,453 for the three months ended March 31, 2018 and 2017, respectively, representing a difference of $7,816, or 2.7%, in the three months ended March 31, 2018 compared to the same period in 2017. This minimal increase is due to an increase in depreciation expense and other normal business operation costs that accompanied our growth in revenue as described above. .

Interest expense was $19,346 compared to $15,998 in the three month periods ended March 31, 2018 and 2017, respectively, an increase of approximately 21%. The change in interest expense for the quarter-end periods was due primarily to the fact that the Company continues to acquire machinery and equipment, primarily vehicles, and has financed the majority of those acquisitions through various banks and finance companies.

Changes in Cash Flow

Operating Activities

The Company had net cash provided by operating activities for the three months ended March 31, 2018 of $41,399 compared to net cash used by operating activities for the three months ended March 31, 2017 of $35,534, an improvement to cash of approximately $77,000. Cash provided by operating activities is driven by our net income and adjusted by non-cash items as well as changes in operating assets and liabilities. Non-cash adjustments include depreciation. Non-cash adjustment for depreciation totaled $66,472 and $50,781 for the three months ended March 31, 2018 and 2017, respectively. For the three months ended March 31, 2018, the net negative change in operating assets and liabilities was $749,626 compared to the three months ended March 31, 2017 where the net positive change in operating assets and liabilities was $93,818. The negative change in operating assets and liabilities had a much greater impact on net cash provided by operating activities for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Investing activities

The purchase of vehicles and equipment was $64,025 for the three months ended March 31, 2018 compared to $0 in the comparable period in 2017. However, there was a $1,750 use of cash for investing activities for the three months ended March 31, 2017 to reduce a payable to a related party.

Financing Activities

Net cash used by financing activities was $194,343 for the three months ended March 31, 2018 compared to net cash provided by financing activities of $32,195 for the three months ended March 31, 2017. The primary difference is that in the three months ended March 31, 2018, we used cash to reduce our debt by $194,343, including payments of $2,270 to reduce a payable to a related party. This is compared to proceeds from capital contributions of approximately $36,900 and proceeds from a payable to a related party of $30,000, net of approximately $35,000 in loan repayments in the three months ended March 31, 2017.

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

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. As of March 31, 2018, there were no other such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

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

Dated: August 15, 2018

POWERCOMM HOLDINGS, INC.

By:	/s/ David Kwasnik
Name:	David Kwasnik
Title:	Chief Executive Officer, Chief Financial Officer