Form 10-Q
period 2018-06-30
PowerComm Holdings Inc.
filed 2018-09-05
CIK 1634424

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the six month period ended June 30, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(1) of the Exchange Act. ☐

As of August 31, 2018, the Company had 24,330,000 shares of its common stock, par value $.0001 per share, issued and outstanding.

POWERCOMM HOLDINGS INC.
TABLE OF CONTENTS

POWERCOMM HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)	*
Assets
Current Assets
Cash and cash equivalents	$974,774	$715,499
Accounts Receivable, net	796,658	401,919
Prepaid expenses	265,297	126,162
Other current assets	316,000	—
Total Current Assets	2,352,729	1,243,580

Furniture, fixture, and equipment, net	1,214,805	1,114,425
TOTAL ASSETS	$3,567,534	$2,358,005

Liabilities and Stockholder’s Equity
Current Liabilities
Accounts payable	$180,212	$132,367
Accrued expenses	266,389	270,199
Income taxes payable	259,700	240,700
Line of credit	58,565	176,865
Short-term loans	116,520	38,145
Long-term debt, current portion	226,407	219,932
Due to related party	40,644	43,288
Total current Liabilities	1,148,437	1,121,496

Long-term debt, net	522,871	641,692
Deferred income taxes	397,500	400,500
Total Liabilities	2,068,808	2,163,688

Commitments and contingencies

Stockholder’s Equity
Preferred Stock, $0.0001 par value, 20,000,000 shares authorized; 1,000 shares outstanding as of June 30, 2018 and December 31, 2017, respectively	—	—
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 24,330,000 shares issued, issuable and outstanding as of June 30, 2018 and December 31, 2017, respectively	2,433	2,433
Discount on common stock	(50)	(50)
Additional paid-in capital	460,655	460,655
Retained Earnings (Accumulated deficit)	1,035,688	(268,721)
Total Stockholders’ Equity	1,498,726	194,317

Total Liabilities and Stockholder’s Equity	$3,567,534	$2,358,005

*	Derived from audited information

The accompanying notes are an integral part of these condensed financial statements.

POWERCOMM HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
Net Revenue	$3,971,166	$1,624,630	$6,892,441	$2,632,978
Cost of Revenue	2,835,255	900,357	4,659,772	1,783,387
Gross Profit	1,135,911	724,273	2,232,669	849,591

Operating expenses
General and administrative	262,860	279,612	493,657	518,284
Depreciation expense	71,732	55,155	138,204	105,936
Share based compensation	—	131,560	—	131,560
Total Operating Expense	334,592	466,327	631,861	755,780

Operating Income	801,319	257,946	1,600,808	93,811

Other Income (Expense)
Interest Expense	(26,476)	(28,161)	(45,820)	(44,159)
Other Income (Expense), net	—	—	1,809	—
Total Other Income (Expense)	(26,476)	(28,161)	(44,011)	(44,159)

Income from operations before income tax	774,843	229,785	1,556,797	49,652
Income tax expense	194,988	—	252,388	—
Net Income	$579,855	$229,785	$1,304,409	$49,652

Income per share - basic and diluted	$0.02	$0.01	$0.05	$0.00

Weighted average common shares outstanding - basic and diluted	24,330,000	22,983,187	24,330,000	21,847,901

The accompanying notes are an integral part of these condensed financial statements.

POWERCOMM HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Six Months ended June 30,
	2018	2017
Operating Activities
Net Income	$1,304,409	$49,652

Adjustments to reconcile net income to net cash provided (used) in operating activities:
Depreciation and amortization	138,204	105,936
Stock based compensation	—	131,560
Changes in Operating Assets and Liabilities
(Increase) decrease in Accounts receivable	(394,739)	(287,361)
(Increase) decrease in Prepaid expenses and Other current assets	(194,102)	22,284
Increase (decrease) in Accounts payable	47,846	—
Increase (decrease) in Accrued expenses	(3,810)	57,603
Increase (decrease) in Other current liabilities	—	52,736
Increase (decrease) in Current income taxes payable	19,000	—
Increase (decrease) in Deferred income taxes payable	(3,000)	—
Net cash provided by operating activities	913,808	132,410

Investing Activities
Capital expenditures	(93,092)	(7,689)
BioFuel investment	—	(1,750)
Net cash used in investing activities	(93,092)	(9,439)

Financing Activities
Repayment of related party advances	(2,644)	—
Note payable principal payments	(440,497)	(64,621)
Line of credit repayments, net	(118,300)	—
Proceed from long term debt, net	—	17,490
Proceeds from advances – related party	—	86,871
Net cash (used in) provided by financing activities	(561,441)	39,740

Net increase in cash	259,275	162,711
Cash, beginning of period	715,499	49,744

Cash, end of period	$974,774	$212,455

Supplemental Disclosures:
Cash paid during period for:
Interest	$45,820	$44,160
Taxes	$236,388	$—

Non-cash investing and financing activities:
Equipment purchases financed	$145,492	$111,791
Financed insurance premiums	$261,032	$—

The accompanying notes are an integral part of these condensed financial statements.

POWERCOMM HOLDINGS INC.

 Notes to Unaudited Financial Statements

June 30, 2018

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

BASIS OF PRESENTATION UNAUDITED INTERIM FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of June 30, 2018 and the condensed consolidated statements of operations and cash flows for the six-month periods ended June 30, 2018 and 2017 have been prepared by the Company without audit. The condensed consolidated balance sheet as of December 31, 2017 has been derived from the audited financial statements as of that date, but does not include all required year-end disclosures. In the opinion of management, such statements include all adjustments considered necessary to present fairly the Company’s financial position as of June 30, 2018 and December 31, 2017, and its results of operations and cash flows for all periods presented. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the years ended December 31, 2017 and 2016, included in the Form 10-K filed by the Company on June 6, 2018.

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. The Company believes that the disclosures are adequate to make the interim information presented not misleading. Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018.

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

CASH AND CASH EQUIVALENTS

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased, to be cash and cash equivalents. As of June 30, 2018, and December 31, 2017, the Company has unsecured deposits of $517,150 and $480,360, respectively.

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

NOTE 3 – REVENUE

The Company adopted the provisions of the guidance in the new revenue standard under ASC 606 effective January 1, 2018 applying the modified retrospective method to all contracts. Results for reporting periods beginning after January 1, 2018 are presented under the new revenue recognition guidance, while prior period amounts are not adjusted and continue to be reported in accordance with the historic accounting under previous revenue recognition guidance. The adoption of this guidance did not have any material impact on the Company’s consolidated condensed financial statements. As was discussed in Note 2, there was no material impact to net revenue for the six months ended June 30, 2018 as a result of applying the new revenue recognition guidance.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2018	December 31, 2017
Vehicles & trucks	$2,387,663	$2,241,584
Machinery & equipment	653,227	560,723
Office furniture & fixtures	103,686	103,686
Computer & software	25,647	25,647
	3,170,223	2,931,640
Less: Accumulated depreciation	(1,955,418)	(1,817,215)
Net property and equipment	$1,214,805	$1,114,425

Depreciation expense was $138,204 and $105,936 for the six months ended June 30, 2018 and 2017, respectively.

NOTE 5 - DEBT

Lines of Credit

Lines of credit consist of the following:

	June 30, 2018	December, 31, 2017
$200,000 Line of Credit with SunTrust Bank, variable interest rate equal to the Prime Rate as published in the Wall Street Journal plus 6%, at 11.00% per annum as of June 30, 2018, renewed annually, due on demand, secured by all assets of the Company.	$58,565	$176,865
Total Lines of Credit	$58,565	$176,865

Short Term Debt

Short term debt consists of the following:

	June 30, 2018	December 31, 2017
Notes payable to an insurance premium finance company, terms ranging from six to nine months, bearing interest at rates ranging from 7.2% to 8.6%, per annum, monthly payments totaling $42,162, secured by various insurance policies and all rights thereto.	$116,520	$38,145
Total Short Term Debt	$116,520	$38,145

Long-term debt

Long-term debt consists of the following:

	June 30, 2018	December 31, 2017
Multiple notes payable, to various banks and finance organizations, maturing at various dates from February 2019 through March 2023, bearing interest rates ranging from 0% to 7.9%, per annum, monthly payments totaling $26,691, secured by vehicles and equipment	$749,278	$861,624
Less: Current Portion	(226,407)	(219,932)
Total Long Term Debt	$522,871	$641,692

NOTE 6 - DUE TO RELATED PARTY

As of June 30, 2018 and December 31, 2017, the balances due to a related party amounted to $40,644 and $43,288, respectively, and are unsecured. There is no written agreement and the funds are due on demand with no maturity date, and bearing no interest.

NOTE 7 – CUSTOMER CONCENTRATIONS

For the six months ended June 30, 2018 and 2017, respectively, service revenue from Potomac Electric Power Co (“PEPCO”), which is now a wholly owned subsidiary of Exelon Corp, accounted for 97% and 79% of the Company’s net revenue, respectively. Accounts receivable due from PEPCO accounted for 100% of the Company accounts receivable balances as of June 30, 2018. For the year ended December 31, 2017, three customers accounted for 100% of the Company’s revenues and two customers accounted for 100% of its accounts receivable balance.

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

The Company expects to include the financial statements of the LLC in its consolidated financial statements in future filings in accordance with the “Variable Interest Entity” rules.

On July 12, 2018, the Company’s subsidiary, PowerComm Construction, Inc., entered into a $500,000 line of credit with a lending institution. The line of credit, in the form of a promissory note (the “Note”), matures on July 12, 2020, when all unpaid principal and interest become due and payable. The interest rate on the Note is variable and is based on the Lender’s Prime Rate, currently at 4.75%, and is due monthly. A component of the acquisition of the new line of credit was paying off and closing the existing $200,000 line of credit with Sun Trust Bank.

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

For the six months ended June 30, 2018, the Company generated $6,892,441 in net revenues and had net income of $1,304,409. As of June 30, 2018, the Company had retained earnings of $1,035,688.

Revenues and Losses

During the three months ended June 30, 2018, the Company posted net revenues of $3,971,166, total operating expenses of $334,592, consisting of salary and wage expenses of $126,129, depreciation of $71,732 and other general and administrative expenses of $136,731, and net income of $579,855. In comparison, during the three months ended June 30, 2017, the Company posted net revenues of $1,624,630, total operating expenses of $466,327, consisting of salary and wage expenses of $92,301, share based compensation of $131,560, depreciation of $55,155 and other general and administrative expenses of $187,311, and net income of $229,785.

During the three months ended June 30, 2018, the Company incurred cost of revenue of $2,835,255, compared to cost of revenue of $900,357 for the three months ended June 30, 2017. The increase in cost of revenue was a result of increased costs relative to the increase in revenue from customer contracts.

Based on past performance, the Company is dependent on revenues generated from Potomac Electric Power Co. and RCN Telecom Services, LLC. For the six months ended June 30, 2018 and June 30, 2017, service revenue from Potomac Electric Power Co. accounted for 97% and 79% of the Company’s net revenue, respectively.

Liquidity and Capital Resources

As of June 30, 2018, the Company had improved its working capital position from $0.122 million as of December 31, 2017 to $1.204 million and had a cash position of approximately $975,000 compared to approximately $715,000 as of December 31, 2017. In addition, for the six months ended June 30, 2018, the Company’s cash flows from operating activities increased to approximately $914,000 from cash flows provided by operations of approximately $132,000 for the six months ended June 30, 2017. The Company has been notified that it is now a preferred vendor for all of Exelon Corp. and has begun receiving new contracts and has begun bidding on additional contracts. In 2017, and to date in 2018, the Company has significantly increased its revenue run rate and expects the increases to continue through the remainder of 2018 and into 2019. The increased revenue has allowed the Company to begin operating profitably and the Company expects that those conditions will not only continue but increase in the coming quarters as new contracts are received and executed upon.

Results of Operations

Discussion of the three months ended June 30, 2018 as compared to the three months ended June 30, 2017

Our total revenue was $3,971,166 compared to $1,624,630 for the three month periods ended June 30, 2018 and 2017, respectively, representing an increase of $2,346,536, or approximately 144%, in 2018. The increase in our revenue in the second quarter of 2018, as compared to the same period in 2017, can largely be attributed to many positive events, including being named a Contractor of Choice for PEPCO / Exelon, which led to the Company being awarded contracts from PEPCO including one for $56 million and two others for $5 million and $4 million, respectively. Additionally, going forward in 2018, the Company has recently obtained contracts with companies such as Southern Company, Georgia Power, Gulf Power, Entergy and its affiliates, and Google, among others. In June 2016, PCC received minority-owned certification status from the Capital Region of the National Minority Supplier Development Council (“NMSDC”). NMSDC is one of the country’s leading corporate membership organizations committed to helping supplier diversity by matching certified minority-owned businesses to its vast network corporate members who wish to purchase their products, services and solutions. Its corporate membership includes many of the largest public and privately-owned companies, as well healthcare companies, colleges and universities. NMSDC maintains rigorous certification standards and PCC anticipates that such certification will provide a large base for growth and potential new projects.

Our cost of revenue was $2,835,255 compared to $900,357 for the three month periods ended June 30, 2018 and 2017, respectively, representing an increase of $1,934,898, or approximately 215%, in 2018 comparing that in 2017. The increase is the result of the 144% growth in revenues. The gross margin on revenue dropped from 45% in 2017 to 29% in 2018. Our margin difference between the respective quarterly periods can, in part, be attributed to several factors. One was the impact of the transition due to a change we implemented in 2017 to reduce reliance on outside contract work. In 2017, we increased our use of agreements with local International Brotherhood of Electrical Workers Unions (“IBEW” locals) in which we contract with the local to provide skilled professionals to assist us with our contract jobs and we agree to compensate the IBEW local for each professional for the time at their standard contract rates plus a fixed rate to cover their vacation, health and sick pay and other benefits of the given IBEW local. We do not enter into and are not part of any collective bargaining agreement when we contract for the use of their local employees.

Although the net changes and percent changes for our revenues and our cost of revenue for the three month periods ended June 30, 2018 and 2017 are summarized above, these trends should not necessarily be viewed as a definitive indication of our future results.

Gross profit was $1,135,911 compared to $724,273 for the three months ending June 30, 2018 and 2017, respectively, an increase of $411,638, or 57%, from 2018 to 2017. The increase was mainly due to the significant growth in revenue, as noted above, and the change described above on our reduction in outside contracted labor.

The operating expenses for the Company were $334,592 compared to $466,327 for the three months ended June 30, 2018 and 2017, respectively, representing a decrease of $131,735, or 28%, in the three months ended June 30, 2018 compared to the same period in 2017. The decrease is due, primarily, to one time charge in 2017 for share based compensation of $131,560 and to an increase in depreciation expense and other normal business operation costs that accompanied our growth in revenue as described above.

Interest expense was $26,474 compared to $28,161 in the three month periods ended June 30, 2018 and 2017, respectively, a decrease of approximately 6%. The change in interest expense for the quarter-end periods was due primarily to the fact that, although the Company continues to acquire machinery and equipment, primarily vehicles, and has financed the majority of those acquisitions through various banks and finance companies, the rates on these financing transactions are relatively low, the Company has also significantly reduced the balance in its line of credit, which bears interest at a much higher rate. The net effect of these two circumstances is that interest expense has remained relatively stable, on a comparative basis.

Discussion of the six months ended June 30, 2018 as compared to the six months ended June 30, 2017

Our total revenue was $6,892,441 compared to $2,632,978 for the six month periods ended June 30, 2018 and 2017, respectively, representing an increase of $4,259,463, or approximately 162%, in 2018. The increase in our revenue in the first six months of 2018, as compared to the same period in 2017, can largely be attributed to many positive events, including being named a Contractor of Choice for PEPCO / Exelon, which led to the Company being awarded contracts from PEPCO including one for $56 million and two others for $5 million and $4 million, respectively. Additionally, going forward in 2018, the Company has recently obtained contracts with companies such as Southern Company, Georgia Power, Gulf Power, Entergy and its affiliates, and Google, among others. In June 2016, PCC received minority-owned certification status from the Capital Region of the National Minority Supplier Development Council (“NMSDC”). NMSDC is one of the country’s leading corporate membership organizations committed to helping supplier diversity by matching certified minority-owned businesses to its vast network corporate members who wish to purchase their products, services and solutions. Its corporate membership includes many of the largest public and privately-owned companies, as well healthcare companies, colleges and universities. NMSDC maintains rigorous certification standards and PCC anticipates that such certification will provide a large base for growth and potential new projects.

Our cost of revenue was $4,659,772 compared to $1,783,387 for the six month periods ended June 30, 2018 and 2017, respectively, representing an increase of $2,876,385, or approximately 161%, in 2018 comparing that in 2017. The increase is the result of the 162% growth in revenues. Even though cost of revenues grew by 161%, the gross margin on revenue remained stable at 32% in both 2017 and 2018. We expect our margin to grow slightly in 2018 due to the result of a change we implemented in 2017 to reduce reliance on outside contract work. In 2017, we increased our use of agreements with local International Brotherhood of Electrical Workers Unions (“IBEW” locals) in which we contract with the local to provide skilled professionals to assist us with our contract jobs and we agree to compensate the IBEW local for each professional for the time at their standard contract rates plus a fixed rate to cover their vacation, health and sick pay and other benefits of the given IBEW local. We do not enter into and are not part of any collective bargaining agreement when we contract for the use of their local employees.

Although the net changes and percent changes for our revenues and our cost of revenue for the six month periods ended June 30, 2018 and 2017 are summarized above, these trends should not necessarily be viewed as a definitive indication of our future results.

Gross profit was $2,232,669 compared to $849,591 for the six months ending June 30, 2018 and 2017, respectively, an increase of $1,383,078, or 163%, from 2018 to 2017. The increase was mainly due to the significant growth in revenue, as noted above, and the change described above on our reduction in outside contracted labor.

The operating expenses for the Company were $631,861 compared to $755,780 for the six months ended June 30, 2018 and 2017, respectively, representing a decrease of $123,919, or 16%, in the six months ended June 30, 2018 compared to the same period in 2017. The decrease is due, primarily, to one time charge in 2017 for share based compensation of $131,560 and to an increase in depreciation expense and other normal business operation costs that accompanied our growth in revenue as described above.

Interest expense was $45,820 compared to $44,159 in the six month periods ended June 30, 2018 and 2017, respectively, an increase of approximately 4%. The change in interest expense for the respective six-month periods was due primarily to the fact that, although the Company continues to acquire machinery and equipment, primarily vehicles, and has financed the majority of those acquisitions through various banks and finance companies, the rates on these financing transactions are relatively low, the Company has also significantly reduced the balance in its line of credit, which bears interest at a much higher rate. The net effect of these two circumstances is that interest expense has remained relatively stable, on a comparative basis.

Changes in Cash Flow

Operating Activities

The Company had net cash provided by operating activities for the six months ended June 30, 2018 of $913,808 compared to net cash provided by operating activities for the six months ended June 30, 2017 of $132,410, an improvement to cash of approximately $781,398. Cash provided by operating activities is driven by our net income and adjusted by non-cash items as well as changes in operating assets and liabilities. Non-cash adjustments include depreciation and share based compensation. Non-cash adjustment for depreciation totaled $138,204 and $105,936 for the six months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018, the net negative change in operating assets and liabilities was $528,805 compared to the six months ended June 30, 2017 where the net negative change in operating assets and liabilities was $154,738. The negative change in operating assets and liabilities had a much greater impact on net cash provided by operating activities for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Investing activities

Capital expenditures, primarily the purchase of vehicles and equipment, was $93,092 for the six months ended June 30, 2018 compared to $7,689 in the comparable period in 2017. Additionally, there was a miscellaneous $1,750 use of cash for investing activities for the six months ended June 30, 2017. There was no comparable use of cash in the same period in 2018.

Financing Activities

Net cash used by financing activities was $561,441 for the six months ended June 30, 2018 compared to net cash provided by financing activities of $39,740 for the six months ended June 30, 2017. The primary difference is that in the six months ended June 30, 2018, we used cash to reduce our debt by $561,441, including payments of $2,644 to reduce a payable to a related party. This is compared to payments to reduce debt of $64,621, net of proceeds from a payable to a related party of $86,871 and net of approximately $17,500 in loan proceeds in the six months ended June 30, 2017.

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. As of June 30, 2018, there were no other such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None for the six months ended June 30, 2018.

ITEM 5. OTHER INFORMATION

No Changes in Nomination Procedures

During the quarter covered by this Report, there were not any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

ITEM 6. EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization between PowerComm Holdings, Inc. and PowerComm Construction, Inc. (filed as exhibit to the Form 8-K filed November 23, 2016)
3.1	Certificate of Incorporation (filed as exhibit to the Form 10-12G filed March 3, 2015)
3.2	By-laws (filed as exhibit to the Form 10-12G filed March 3, 2015)
3.3	Sample stock certificate (filed as exhibit to the Form 10-12G filed March 3, 2015)
10.1	Master Agreement for Services between Southern Company Services, Inc. and PowerComm Construction Inc. (filed as an exhibit to the Form 8-K/A filed October 5, 2017)
10.2	Master Services Agreement between RCN Telecom Services LLC and PowerComm Construction Inc. (filed as an exhibit to the Form 8-K/A filed October 5, 2017)

10.3	Construction Contract between PHI Service Company and PowerComm Construction Inc. (filed as an exhibit to the Form 8-K/A filed October 5, 2017)
31*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 4, 2018

POWERCOMM HOLDINGS, INC.

By:	/s/ David Kwasnik
Name:	David Kwasnik
Title:	Chief Executive Officer, Chief Financial Officer