Form 10-Q
period 2018-09-30
PowerComm Holdings Inc.
filed 2018-12-03
CIK 1634424

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the nine month period ended September 30, 2018

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(1) of the Exchange Act. ☐

As of December 3, 2018, the Company had 24,330,000 shares of its common stock, par value $.0001 per share, issued and outstanding.

POWERCOMM HOLDINGS INC.
TABLE OF CONTENTS

POWERCOMM HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)	*
Assets
Current Assets
Cash and cash equivalents	$628,730	$715,499
Accounts Receivable, net	1,553,498	401,919
Prepaid expenses	207,584	126,162
Other current assets	148,249	—
Total Current Assets	2,538,061	1,243,580

Furniture, fixture, and equipment, net	3,394,598	1,114,425
Deferred line of credit costs	11,457	—
TOTAL ASSETS	$5,944,116	$2,358,005

Liabilities and Stockholder’s Equity
Current Liabilities
Accounts payable	$313,157	$132,367
Accrued expenses	273,839	270,199
Income taxes payable	69,300	240,700
Line of credit	50,000	176,865
Short-term loans	72,878	38,145
Long-term debt, current portion	329,514	219,932
Due to related party	45,644	43,288
Total current Liabilities	1,154,332	1,121,496

Long-term debt, net	2,226,635	641,692
Deferred income taxes	882,400	400,500
Total Liabilities	4,263,367	2,163,688

Commitments and contingencies

Stockholder’s Equity
Preferred Stock, $0.0001 par value, 20,000,000 shares authorized; 1,000 shares outstanding as of September 30, 2018 and December 31, 2017, respectively	—	—
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 24,330,000 shares issued, issuable and outstanding as of September 30, 2018 and December 31, 2017, respectively	2,433	2,433
Discount on common stock	(50)	(50)
Additional paid-in capital	460,655	460,655
Retained Earnings (Accumulated deficit)	1,217,711	(268,721)
Total Stockholders’ Equity	1,680,749	194,317

Total Liabilities and Stockholder’s Equity	$5,944,116	$2,358,005

*	Derived from audited information

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERCOMM HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine months ended
	September 30		September 30
	2018	2017	2018	2017
		As Amended		As Amended
Net Revenue	$3,819,180	$2,211,576	$10,711,621	$4,844,554
Cost of Revenue	2,970,703	1,486,305	7,630,475	3,412,269
Gross Profit	848,477	725,271	3,081,146	1,432,285

Operating expenses
General and administrative	304,270	185,080	797,927	560,787
Depreciation expense	84,537	63,499	222,741	169,435
Share based compensation	—	—	—	131,560
Total Operating Expense	388,807	248,579	1,020,668	861,782

Operating Income	459,670	476,692	2,060,478	570,503

Other Income (Expense)
Interest Expense	(19,596)	(13,909)	(65,416)	(58,068)
Other Income (Expense), net	36,449	—	38,258	—
Total Other Income (Expense)	16,853	(13,909)	(27,158)	(58,068)

Income from operations before income tax	476,523	462,783	2,033,320	512,435
Income tax expense	294,500	361,400	546,888	361,400
Net Income	$182,023	$101,383	$1,486,432	$151,035

Income per share - basic and diluted	$0.01	$0.00	$0.06	$0.01

Weighted average common shares outstanding - basic and diluted	24,330,000	23,300,000	24,330,000	22,347,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

 POWERCOMM HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Nine months ended September 30,
	2018	2017
		As Amended
Operating Activities
Net Income	$1,486,432	$151,035

Adjustments to reconcile net income to net cash provided (used) in operating activities:
Depreciation and amortization	222,741	169,435
Gain on disposal of assets	(36,460)	—
Stock based compensation	—	131,560
Changes in Operating Assets and Liabilities
(Increase) decrease in Accounts receivable	(1,151,579)	(239,580)
(Increase) decrease in Prepaid expenses and Other current assets	109,288	25,659
Increase (decrease) in Accounts payable	180,792	—
Increase (decrease) in Accrued expenses	3,640	5,874
Increase (decrease) in Other current liabilities	—	20,711
Increase (decrease) in Current income taxes payable	(171,400)	42,900
Increase (decrease) in Deferred income taxes payable	481,900	318,500
Net cash provided by operating activities	1,125,354	626,094

Investing Activities
Capital expenditures	(488,184)	(29,969)
Proceeds from disposal of capital assets	15,547	—
BioFuel investment	—	(1,750)
Net cash used in investing activities	(472,637)	(31,719)

Financing Activities
Repayment of related party advances	(2,644)	—
Note payable principal payments	(594,363)	(382,905)
Line of credit repayments, net	(126,865)	—
Proceeds from long term debt, net	—	40,590
Loan fees paid	(20,614)	—
Proceeds from advances – related party	5,000	86,871
Net cash (used in) provided by financing activities	(739,486)	(255,444)

Net increase (decrease) in cash	(86,769)	338,931
Cash, beginning of period	715,499	49,744

Cash, end of period	$628,730	$388,675

Supplemental Disclosures:
Cash paid during period for:
Interest	$65,416	$58,068
Taxes	$236,388	$—

Non-cash investing and financing activities:
Equipment purchases financed	$704,867	$382,383
Insurance proceeds receivable	$49,801	—
Real estate purchase financed	$1,338,750	$—
Financed insurance premiums	$289,157	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

 POWERCOMM HOLDINGS INC.

 Notes to Unaudited Financial Statements

September 30, 2018

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

PRINCIPALS OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned or controlled subsidiaries. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

BASIS OF PRESENTATION UNAUDITED INTERIM FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of September 30, 2018 and the condensed consolidated statements of operations and cash flows for the nine-month periods ended September 30, 2018 and 2017 have been prepared by the Company without audit. The condensed consolidated balance sheet as of December 31, 2017 has been derived from the audited financial statements as of that date, but does not include all required year-end disclosures. In the opinion of management, such statements include all adjustments considered necessary to present fairly the Company’s financial position as of September 30, 2018 and December 31, 2017, and its results of operations and cash flows for all periods presented. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the years ended December 31, 2017 and 2016, included in the Form 10-K filed by the Company on June 6, 2018.

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. The Company believes that the disclosures are adequate to make the interim information presented not misleading. Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018.

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

CASH AND CASH EQUIVALENTS

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased, to be cash and cash equivalents. As of September 30, 2018, and December 31, 2017, the Company has unsecured deposits of $345,068 and $480,360, respectively.

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

DEBT ISSUANCE COSTS

Certain fees and costs incurred to obtain long-term financing are capitalized and included as Intangible Assets in the condensed consolidated balance sheet, net of accumulated amortization. These costs are amortized to interest expense over the term of the related debt. When debt is extinguished prior to its maturity date, the amortization of the remaining unamortized debt issuance costs, or pro-rata portion thereof, is charged to loss on extinguishment of debt. Unamortized debt issuance costs were $20,614 and $0 as of September 30, 2018 and 2017, respectively.

RECLASSIFICATIONS

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported consolidated net loss.

NOTE 3 – REVENUE

The Company adopted the provisions of the guidance in the new revenue standard under ASC 606 effective January 1, 2018 applying the modified retrospective method to all contracts. Results for reporting periods beginning after January 1, 2018 are presented under the new revenue recognition guidance, while prior period amounts are not adjusted and continue to be reported in accordance with the historic accounting under previous revenue recognition guidance. The adoption of this guidance did not have any material impact on the Company’s consolidated condensed financial statements. As was discussed in Note 2, there was no material impact to net revenue for the nine months ended September 30, 2018 as a result of applying the new revenue recognition guidance.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2018	December 31, 2017
Land	$442,400	$—
Building and improvements	1,162,668	—
Vehicles & trucks	2,956,293	2,241,584
Machinery & equipment	704,286	560,723
Office furniture & fixtures	140,397	103,686
Computer & software	25,647	25,647
	5,431,691	2,931,640
Less: Accumulated depreciation	(2,037,093)	(1,817,215)
Net property and equipment	$3,394,598	$1,114,425

Depreciation expense was $222,741 and $169,435 for the nine months ended September 30, 2018 and 2017, respectively.

During the quarter ended September 30, 2018, two capital items were wrecked, or otherwise damaged beyond repair. Claims were filed with the Company’s insurance carrier and settlements totaling $65,348 have been received. Gains on disposal totaling $36,460 were recorded in the third quarter and included in ‘Other income and expense’.

REAL ESTATE ACQUISTION

On July 12, 2018, the Company, jointly with a related entity, closed on the purchase of an industrial property in Upper Marlboro, Prince George’s County, Maryland. The Company paid $1.575 million plus closing costs. The industrial property is approximately 1.77 acres, fenced and paved, which will provide for the ability of the Company to significantly increase its truck fleet and has an office building and drive up warehouse of approximately 12,000 square feet. The facility will house all of the Company’s operations and will function as corporate headquarters. The Company financed 85% of the purchase price, or approximately $1.339 million. The purchase loan bears interest at a rate of 5.24% per annum, payable over 10 years at $8,076 monthly with a payment due on the 120th month estimated at approximately $1,008,000, and is secured with a first mortgage on the real estate and the personal guarantee of David Kwasnik, the Chief Executive Officer and majority shareholder of the Company. The purchase loan was made to the Company and to Kwasnik Properties, LLC (the “LLC”) on a joint and several basis. The two members of the LLC are David and Laura Kwasnik, both officers and majority shareholders of the Company. After miscellaneous improvements the Company has begun moving all operating assets and personnel to the new facilities.

The Company has included the financial statements of the LLC in these consolidated financial statements and will continue to do so in future filings in accordance with the “Variable Interest Entity” rules.

NOTE 5 - DEBT

Lines of Credit

Lines of credit consist of the following:

	September 30, 2018	December, 31, 2017
$500,000 Line of Credit with Branch Banking and Trust Company (“BB&T”), variable interest rate equal to BB&T’s Prime Rate, at 5.25% per annum as of September 30, 2018, due on July 12, 2020, interest due monthly, secured by all assets of the Company. The Company incurred $11,457 of costs associated with this line of credit and will amortize these costs ratably over the life of the line of credit.	$50,000	$—

$200,000 Line of Credit with SunTrust Bank, variable interest rate equal to the Prime Rate as published in the Wall Street Journal plus 6%, secured by all assets of the Company. Retired as of September 30, 2018.	—	176,865
Total Lines of Credit	$50,000	$176,865

On July 12, 2018, the Company’s subsidiary, PowerComm Construction, Inc., entered into a $500,000 line of credit with a lending institution. The line of credit, in the form of a promissory note (the “Note”), matures on July 12, 2020, when all unpaid principal and interest become due and payable. The interest rate on the Note is variable and is based on the Lender’s Prime Rate, currently at 5.25%, and is due monthly. A component of the acquisition of the new line of credit was paying off and closing the existing $200,000 line of credit with Sun Trust Bank.

Short Term Debt

Short term debt consists of the following:

	September 30, 2018	December 31, 2017
Notes payable to an insurance premium finance company, terms ranging from six to nine months, bearing interest at rates ranging from 7.2% to 9.3%, per annum, monthly payments totaling $32,055, secured by various insurance policies and all rights thereto.	$72,878	$38,145
Total Short Term Debt	$72,878	$38,145

Long-term debt

Long-term debt consists of the following:

	September 30, 2018	December 31, 2017
Multiple notes payable, to various banks and finance organizations, maturing at various dates from February 2019 through August 2024, bearing interest rates ranging from 0% to 8.0%, per annum, monthly payments totaling $39,790, secured by vehicles and equipment	$1,237,645	$861,624

Note payable to a bank, maturing in July 2028, bearing interest at a rate of 5.24% per annum, monthly payment of $8,075, secured by real estate. The Company paid loan costs in the amount of $9,157	1,327,655	—
	2,565,300	861,624
Less: Current Portion	(329,508)	(219,932)
Less: Discount	(9,157)	—
Total Long Term Debt	$2,226,635	$641,692

NOTE 6 - DUE TO RELATED PARTY

As of September 30, 2018 and December 31, 2017, the balances due to a related party amounted to $45,644 and $43,288, respectively, and are unsecured. There is no written agreement and the funds are due on demand with no maturity date, and bearing no interest.

NOTE 7 - INCOME TAXES AND CORRECTION OF AN ERROR

The following table shows a reconciliation of income tax expense between the amount reported and the amount under the statutory tax rates in effect for the nine months ended September 30, 2018 and 2017, respectively:

	September 30, 2018	September 30, 2017 (as amended)
Income tax expense from statutory rate	$549,000	$205,000
Effect of change in tax status	—	107,100
Other items	(6,112)	(8,300)
Effect of permanent timing differences	4,000	57,600

Income tax expense, as reported	$546,888	$361,400

The current income tax provision represents the estimated amount of income taxes paid or payable for the year, as well as changes in estimates from prior years. The deferred income tax provision represents the change in deferred tax liabilities and assets. The following table presents the significant components of the provision for income taxes:

	September 30, 2018	September 30, 2017 (as amended)
Current
Federal	$51,400	$35,400
State	17,900	7,500
Total current provision	$69,300	$42,900

Deferred
Federal	$352,388	$236,000
State	125,200	82,500
Total deferred provision	$477,588	$318,500

Income tax expense	$546,888	$361,400

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

Deferred income taxes are recorded based upon temporary differences between the financial statement and tax bases of assets and liabilities and available net operating loss and tax credit carryforwards. Temporary differences and carryforwards that comprised deferred income tax assets and liabilities were as follows:

	September 30, 2018	September 30, 2017 (as amended)
Deferred income tax assets
Investments	$(51,900)	$(51,900)

Deferred income tax liabilities
Depreciation	286,600	287,200
Cash basis timing adjustment	647,700	83,200
	934,400	370,400

Net deferred income tax liability	$882,400	$318,500

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

Correction of an Error

In the period ended September 30, 2017, the Company did not properly record its expected current and deferred income tax liabilities for its expected income tax expense. The table below shows the correction of this error:

	As originally Presented	Correction	As Amended

Current income taxes payable	$0	$42,900	$42,900
Total current liabilities	$1,097,475	$42,900	$1,140,375

Deferred income taxes payable	$0	$318,500	$318,500
Total liabilities	$1,619,129	$318,500	$1,937,629

Retained earnings (Accumulated Deficit)	$(71,209)	$(361,400)	$(432,609)
Total liabilities and stockholders’ equity	$1,683,038	$—	$1,683,038

In the period ended September 30, 2017, the Company did not properly record its expected current and deferred income tax liabilities for its expected income tax expense. The table below shows the correction of this error:

	As originally Presented	Correction	As Amended

Income tax expense	$0	$361,400	$361,400
Net Income	$512,435	$(361,400)	$151,035

Earnings per share	$0.02	$(0.01)	$0.01

NOTE 9 – CUSTOMER CONCENTRATIONS

For the nine months ended September 30, 2018 and 2017, respectively, service revenue from Potomac Electric Power Co (“PEPCO”), which is now a wholly owned subsidiary of Exelon Corp, accounted for 98% and 78% of the Company’s net revenue, respectively. Accounts receivable due from PEPCO accounted for 100% and 63% of the Company accounts receivable balances as of September 30, 2018 and 2017, respectively. For the year ended December 31, 2017, three customers accounted for 100% of the Company’s revenues and two customers accounted for 100% of its accounts receivable balance.

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

For the nine months ended September 30, 2018, the Company generated $10,711,621 in net revenues and had net income of $1,486,432. As of September 30, 2018, the Company had retained earnings of $1,217,711.

Revenues and Income

During the three months ended September 30, 2018, the Company posted net revenues of $3,819,180, total operating expenses of $388,807, consisting of salary and wage expenses of $161,640 depreciation of $84,537 and other general and administrative expenses of $142,630 and net income of $182,023. In comparison, during the three months ended September 30, 2017, the Company posted net revenues of $2,211,576, total operating expenses of $248,579, consisting of salary and wage expenses of $84,819, depreciation of $63,499 and other general and administrative expenses of $100,261 and net income of $101,383.

During the three months ended September 30, 2018, the Company incurred cost of revenue of $2,970,703, compared to cost of revenue of $1,486,305 for the three months ended June 30, 2017. The increase in cost of revenue was a result of increased costs relative to the increase in revenue from customer contracts.

Based on past performance, the Company is dependent on revenues generated from Potomac Electric Power Co. and RCN Telecom Services, LLC. For the nine months ended September 30, 2018 and 2017, service revenue from Potomac Electric Power Co. accounted for 98% and 78% of the Company’s net revenue, respectively.

Liquidity and Capital Resources

As of September 30, 2018, the Company had improved its working capital position from $0.122 million as of December 31, 2017 to $1.384 million and had a cash position of approximately $629,000 compared to approximately $715,000 as of December 31, 2017. In addition, for the nine months ended September 30, 2018, the Company’s cash flows from operating activities increased to approximately $1,125,000 from cash flows provided by operations of approximately $626,000 for the nine months ended June 30, 2017. The Company has been notified that it is now a preferred vendor for all of Exelon Corp. and has begun receiving new contracts and has begun bidding on additional contracts. In 2017, and to date in 2018, the Company has significantly increased its revenue run rate and expects the increases to continue through the remainder of 2018 and into 2019. The increased revenue has allowed the Company to begin operating profitably and the Company expects that those conditions will not only continue but increase in the coming quarters as new contracts are received and executed upon.

Results of Operations

Discussion of the three months ended September 30, 2018 as compared to the three months ended June 30, 2017

Our total revenue was $3,819,180 compared to $2,211,576 for the three month periods ended September 30, 2018 and 2017, respectively, representing an increase of $1,607,604, or approximately 73%, in 2018. The increase in our revenue in the third quarter of 2018, as compared to the same period in 2017, can largely be attributed to many positive events, including being named a Contractor of Choice for PEPCO / Exelon, which led to the Company being awarded contracts from PEPCO including one for $56 million and two others for $5 million and $4 million, respectively. Additionally, going forward in 2018, the Company has recently obtained contracts with companies such as Southern Company, Georgia Power, Gulf Power, Entergy and its affiliates, and Google, among others. In June 2016, PCC received minority-owned certification status from the Capital Region of the National Minority Supplier Development Council (“NMSDC”). NMSDC is one of the country’s leading corporate membership organizations committed to helping supplier diversity by matching certified minority-owned businesses to its vast network corporate members who wish to purchase their products, services and solutions. Its corporate membership includes many of the largest public and privately-owned companies, as well healthcare companies, colleges and universities. NMSDC maintains rigorous certification standards and PCC anticipates that such certification will provide a large base for growth and potential new projects.

Our cost of revenue was $2,970,703 compared to $1,486,305 for the three month periods ended September 30, 2018 and 2017, respectively, representing an increase of $1,484,398 or approximately 100%, in 2018 comparing that in 2017. The increase is the result of the 73% growth in revenues. The gross margin on revenue dropped from 33% in 2017 to 22% in 2018. Our margin difference between the respective quarterly periods can, in part, be attributed to several factors. Due to our rapid increase in revenues the Company has to anticipate the staffing and infrastructure necessary to accommodate that growth. Accordingly, we hire staff and acquire the equipment and tools ahead of the work start dates. This growth, and related costs, are due in great part to a ramp up in work for low/high voltage conduit line work that we expect to see increased billings starting in the 4th quarter, but more materially so in the first quarter of 2019.

Although the net changes and percent changes for our revenues and our cost of revenue for the three month periods ended September 30, 2018 and 2017 are summarized above, these trends should not necessarily be viewed as a definitive indication of our future results.

Gross profit was $848,477 compared to $725,271 for the three months ending September 30, 2018 and 2017, respectively, a decrease of $123,206, or 17%, from 2018 to 2017. The decrease in gross profit as a percentage of revenue was mainly due to a substantial growth in payroll and other costs of sales that was necessary to accommodate the increased work under new contracts that we expect to bill in the 4th quarter.

The operating expenses for the Company were $388,807 compared to $248,579 for the three months ended September 30, 2018 and 2017, respectively, representing an increase of $140,228, or 56%, in the three months ended September 30, 2018 compared to the same period in 2017. The increase is due, primarily, to and to an increase in depreciation expense and payroll. We expect payroll will continue to grow as the Company continues to grow.

Interest expense was $19,596 compared to $13,909 in the three month periods ended September 30, 2018 and 2017, respectively, an increase of approximately 41%. The change in interest expense for the quarter-end periods was due primarily to the fact that the Company acquired the real estate that is now the location of its new headquarters and financed approximately $1.4 million of the purchase. Additionally, the Company continues to acquire machinery and equipment, primarily vehicles, and has financed the majority of those acquisitions through various banks and finance companies.

Discussion of the nine months ended September 30, 2018 as compared to the nine months ended June 30, 2017

Our total revenue was $10,711,621 compared to $4,844,554 for the nine month periods ended September 30, 2018 and 2017, respectively, representing an increase of $5,867,067, or approximately 121%, in 2018. The increase in our revenue in the first nine months of 2018, as compared to the same period in 2017, can largely be attributed to many positive events, including being named a Contractor of Choice for PEPCO / Exelon, which led to the Company being awarded contracts from PEPCO including one for $56 million and two others for $5 million and $4 million, respectively. Additionally, going forward in 2018, the Company has recently obtained contracts with companies such as Southern Company, Georgia Power, Gulf Power, Entergy and its affiliates, and Google, among others. In June 2016, PCC received minority-owned certification status from the Capital Region of the National Minority Supplier Development Council (“NMSDC”). NMSDC is one of the country’s leading corporate membership organizations committed to helping supplier diversity by matching certified minority-owned businesses to its vast network corporate members who wish to purchase their products, services and solutions. Its corporate membership includes many of the largest public and privately-owned companies, as well healthcare companies, colleges and universities. NMSDC maintains rigorous certification standards and PCC anticipates that such certification will provide a large base for growth and potential new projects.

Our cost of revenue was $7,630,475 compared to $3,412,269 for the nine month periods ended September 30, 2018 and 2017, respectively, representing an increase of $4,218,206, or approximately 124%, in 2018 comparing that in 2017. The increase is the result of the 121% growth in revenues. Even with this growth in cost of revenues of 124%, the gross margin on revenue remained stable at 30% in 2017 compared to 29% in 2018. We expect our margin to remain in this range through the last quarter of 2018 and into 2019 as the Company continues to grow rapidly and hires employees and incurs costs necessary to manage that growth. More specifically, this growth, and related costs, are due in great part to a ramp up in work for low/high voltage conduit line work that we expect to see increased billings from starting in the 4th quarter, but more materially so in the first quarter of 2019.

Although the net changes and percent changes for our revenues and our cost of revenue for the nine month periods ended September 30, 2018 and 2017 are summarized above, these trends should not necessarily be viewed as a definitive indication of our future results.

Gross profit was $3,081,146 compared to $1,432,285 for the nine months ending September 30, 2018 and 2017, respectively, an increase of $1,648,861, or 115%, from 2017 to 2018. The increase was mainly due to the significant growth of 121% in revenue, as noted above, and to a ramp up in work for low/high voltage conduit line work that we expect to see increased billings from starting in the 4th quarter, but more materially so in the first quarter of 2019.

The operating expenses for the Company were $1,020,668 compared to $861,782 for the nine months ended September 30, 2018 and 2017, respectively, representing an increase of $158,886, or 18%, in the nine months ended September 30, 2018 compared to the same period in 2017. The increase is due to increases in wages and normal business operation costs that accompanied our growth in revenue, as described above, including an increase in depreciation expense and is net of a one-time charge in 2017 for share based compensation of $131,560.

Interest expense was $65,416 compared to $58,068 in the nine month periods ended September 30, 2018 and 2017, respectively, an increase of approximately 13%. The change in interest expense for the respective nine-month periods was due primarily to the fact that the Company acquired the real estate that is now the location of its new headquarters and financed approximately $1.4 million of the purchase. Additionally, the Company continues to acquire machinery and equipment, primarily vehicles, and has financed the majority of those acquisitions through various banks and finance companies.

Changes in Cash Flow

Operating Activities

The Company had net cash provided by operating activities for the nine months ended September 30, 2018 of $1,125,354 compared to net cash provided by operating activities for the nine months ended June 30, 2017 of $626,094, an improvement to cash of approximately $499,260. Cash provided by operating activities is driven by our net income and adjusted by non-cash items as well as changes in operating assets and liabilities. Non-cash adjustments include depreciation and gain on disposal of assets, as well as stock based compensation. The non-cash adjustment for depreciation totaled $222,741 and $169,435 for the nine months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018, the net negative change in operating assets and liabilities was $547,359 compared to the nine months ended June 30, 2017 where the net negative change in operating assets and liabilities was $187,336. The negative change in operating assets and liabilities had a much greater impact on net cash provided by operating activities for the nine months ended September 30, 2018 compared to the nine months ended June 30, 2017.

Investing activities

Capital expenditures, primarily the purchase of vehicles and equipment, was $221,866 for the nine months ended September 30, 2018 compared to $29,969 in the comparable period in 2017. A capital expenditure was made for the acquisition of the new company headquarters totaling $266,318 in the quarter ended September 30, 2018. Additionally, there was a miscellaneous $1,750 use of cash for investing activities for the nine months ended June 30, 2017. There was no comparable use of cash in the same period in 2018.

Financing Activities

Net cash used by financing activities was $739,486 for the nine months ended September 30, 2018 compared to net cash used by financing activities of $255,444 for the nine months ended June 30, 2017. The primary difference is that in the nine months ended September 30, 2018, we used cash to reduce our debt by $723,872, including payments of $2,644 to reduce a payable to a related party. This is compared to payments to reduce debt of $382,905, net of proceeds from a payable to a related party of $86,871 and net of approximately $40,590 in loan proceeds in the nine months ended June 30, 2017.

Expected 4th quarter changes in liquidity

The Company’s main operating subsidiaries are cash basis taxpayers. The most effective way to manage our current income tax liability is through expending cash in the 4th quarter to pay for normal recurring expenses in an accelerated manner in order to reduce our US Federal and multi state tax liabilities. We expect to deploy most of our current cash availability plus also use our availability under our line of credit in order to accelerate payments to our vendors in order to reduce our tax liability. This will have a significant impact on our short term liquidity. However, because we are only accelerating our payments to vendors, we expect that this will reverse itself in the 1st quarter of 2019 as our payments to vendors will be significantly reduced due to the accelerated payments in the 4th quarter of 2018.

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. As of September 30, 2018, there were no other such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None for the nine months ended September 30, 2018.

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

Dated: December 3, 2018

POWERCOMM HOLDINGS, INC.

By:	/s/ David Kwasnik
Name:	David Kwasnik
Title:	Chief Executive Officer, Chief Financial Officer