Form 10-K
period 2018-12-31
PowerComm Holdings Inc.
filed 2019-04-16
CIK 1634424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________________

Commission File No. 333-218737

POWERCOMM HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware	47-3152668
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9701 Fallard Court

Upper Marlboro, Maryland 20772

(Address of principal executive offices)

Issuer’s telephone number: 703-746-8980

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes ☐ No ☒

As of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public trading market for the common stock of the registrant and therefore, an aggregate market value of the registrant’s common stock is not determinable.

At April 15, 2019, there were 24,330,000 shares of the registrant’s common stock outstanding.

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

The Company is located at 9701 Fallard Court, Upper Marlboro, Maryland 20772. The Company’s main phone number is (703) 746-8980. The Company’s fiscal year end is December 31. Neither the Company nor its predecessors have filed for bankruptcy, receivership or any similar proceedings nor are in the process of filing for bankruptcy, receivership or any similar proceedings.

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

Among other notable achievements in its current business are the following:

○	PCC is a Contractor of Choice (COC) for Pepco /Exelon and was awarded a $56 million contract to perform manhole and conduit installation, repair and paving within the National Capitol region.

○	PCC holds a $4 million plus contract with Pepco Holdings Inc. to conduct manhole inspection and repair that includes the installation of inner-duct, fiber optic cable as well as installation and repair of low voltage (1,000 volts or less) cable.

○	PCC has a $5 million plus contract with Pepco Holdings Inc. to provide traffic control services throughout the Washington, D.C. Metro area.

○	PCC obtained a contract with Pepco/Exelon to provide high/low-voltage cabling installation and repair throughout the Washington, D.C. Metro area.

○	PCC was just awarded a contract with Southern Company to provide electric overhead distribution, transmission installation and repair services to its subsidiaries Georgia Power and Gulf Power through 2020.

○	PCC recently obtained a contract with RCN to provide fiber-optic cabling installation and repair throughout the Washington, D.C. Metro area.

○	PCC is a certified contractor with Entergy and its affiliates (Entergy Arkansas, Louisiana, Mississippi, New Orleans and Texas), Southern Company and its affiliates (Georgia Power, Alabama Power, Mississippi Power and Gulf power) and Exelon and its affiliates (Pepco Holdings Inc. and Baltimore Gas & Electric), allowing PCC to provide power-related services across much of the United States.

○	In its Cell Tower Division, PCC is recognized as a Master Services Provider for Crown Castle and SBA Communications, two of the largest telecommunications tower owners in the world. PCC manages small cell, Distributed Antenna Systems (“DAS”) and cellular connections for new tower builds, as well as, the installation and repair for leading cell tower companies.

○	PCC recently won inclusion as a Google Fiber Contractor. PCC expects to be able to provide underground and overhead power construction work for planned multi-city, fiber “roll-outs.”

○	PCC has been providing contracting work over several years to many prominent Fortune 500 companies including well-known companies such as AT&T and Sprint and Exelon.

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

Recent Developments

Real Estate Acquisition

On July 12, 2018, the Company, jointly with a related entity, closed on the purchase of an industrial property in Upper Marlboro, Prince George’s County, Maryland. The Company paid $1.575 million plus closing costs. The industrial property is approximately 1.77 acres, fenced and paved, which will provide for the ability of the Company to significantly increase its truck fleet and has an office building and drive up warehouse of approximately 12,000 square feet. The facility will house all of the Company’s operations and will function as corporate headquarters. The Company financed 85% of the purchase price, or approximately $1.339 million. The purchase loan bears interest at a rate of 5.24% per annum, payable over 10 years at $8,076 monthly with a payment due on the 120th month estimated at approximately $1,008,000, and is secured with a first mortgage on the real estate and the personal guarantee of David Kwasnik, the Chief Executive Officer and majority shareholder of the Company. The purchase loan was made to the Company and to Kwasnik Properties, LLC (the “LLC”) on a joint and several basis. The two members of the LLC are David and Laura Kwasnik, both officers and majority shareholders of the Company. The Company has moved the majority of its operating assets and all personnel to the new facilities. A portion of the truck and equipment fleet is kept at another leased facility.

The Company has included the financial statements of the LLC in these consolidated financial statements and will continue to do so in future filings in accordance with the “Variable Interest Entity” rules.

Purchase of Equipment

In 2018, the Company purchased certain equipment and rolling stock for the amount of approximately $1,478,000, of which approximately $1,057,000 was financed.

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

Intellectual Property Assets

The Company, through its wholly owned subsidiary PCC, has the following intellectual property assets:

○	Trademark for “Get Connected and Feel the Power” [Reg. No. 3,273,692, registered in 2009 with the U.S. Patent and Trademark Office]

○	Trademark for PCC and PowerComm Construction, Inc. (as shown in the mark) [Reg. No. 4,706,133, registered 2015 with the U.S. Patent and Trademark Office]

○	Trademark for PCC PowerComm Construction, Inc. [Reg. No. 4,815,529, registered 2015 with the U.S. Patent and Trademark Office]

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

In the years ended December 31, 2018 and 2017, three customers accounted for 100% of our revenues, with Pepco/Exelon accounting for approximately 98% and 81% revenues in these years, respectively.

Employees

PowerComm Holdings, Inc. only has 1 employee and PCC has approximately 100 employees.

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

In 2017, the Company appealed the attorney fee award to the United States Court of Appeals for the Fourth Circuit (“4th Circuit”). On October 31, 2017 the 4th Circuit ruled in the Company’s favor and reversed and remanded the attorney fee award back to the trial court as excessive. As of December 31, 2017, the Company had paid approximately $86,000. Based on the 4th Circuit’s reversal and remand, the accrual of the remaining prior amounts recorded was reversed, and the Company believes that its payments made through December 31, 2017 to be sufficient under the 4th Circuit’s instructions provided in the remand back to the trial court.

Recently, on June 1, 2018, and based on the 4th Circuit’s remand, the trial court issued a second ruling which reduced the attorney fee award by approximately $6,000. Subsequently, in 2018, the Company asserts that the trial court’s ruling is erroneous, as the reduction should have been far greater, and appealed again to the 4th Circuit (the second appeal). Presently, the parties have completed briefing to the 4th Circuit on the second appeal, and the 4th Circuit has set a date of May 8, 2019 to hear oral argument. A ruling from the 4th Circuit on the second appeal will be made subsequent to the May 2019 oral argument.

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

Property

The Company has administrative offices located at 9701 Fallard Court, Upper Marlboro, Maryland 20772.

The Company entered into a month-to-month lease agreement on January 31, 2014 for approximately 22,000 square feet to rent a small office space and vehicle yard located at 6000 Walker Mill Road, Capitol Heights MD. Through July, 2018, the Company paid $3,500 per month. In August, 2018, the lease was amended to include only the vehicle yard and was reduced to $1,500 a month. The term remains month to month.

The Company entered into a month-to-month lease agreement on July 1, 2016 for a 200 square foot office space located at 110 Maryland Avenue Washington, DC. The Company pays $800 per month through April, 2018, at which time the lease was terminated.

In 2016, The Company entered into a month-to-month lease agreement to rent a portion of the premises located at 3429 Ramsgate Terrace, Alexandia, Virginia, 22309 with an officer, director and shareholder of the Company. The Company agreed to a monthly rental rate of $2,600. This lease was terminated upon closing of the property located at 9701 Fallard Court, Upper Marlboro, Maryland. In January 2019, the Company agreed to a new month-to-month lease at a rate of $1,000 per month.

Subsidiaries

The Company has one subsidiary, PowerComm Construction Inc., which it wholly owns.

Additionally, and as more fully described in the notes to the financial statements herein, in 2018, David and Laura Kwasnik, the holders of approximately 91% of the stock of the Company setup a new entity, Kwasnik Properties, LLC (“KP”) with the intent of acquiring land and building for use in the operations of PCC. The Company has determined that KP represents a variable interest entity in which PCH and its wholly owned subsidiary are the primary beneficiary, and which will be required to bear essentially all of the losses in event of a disruptive event. The determination was based primarily upon (1) the only tenant for the property acquired is PCC and (2) the lenders required that PCC be included as a co-borrower on the note and (3) with essentially no equity contributed to KP by the Kwasniks. Based upon this, the Company has consolidated KP into PCC.

All rents charged to PCC by KP and all deposits from PCC to KP have been eliminated upon consolidation in these financial statements.

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

Other Items of the JOBS Act. The JOBS Act also provides that an emerging growth company can communicate with potential investors that are qualified institutional buyers or institutions that are accredited to determine interest in a contemplated offering either prior to or after the date of filing the respective registration statement. The Act also permits research reports by a broker or dealer about an emerging growth company regardless if such report provides sufficient information for an investment decision. In addition, the JOBS Act precludes the SEC and FINRA from adopting certain restrictive rules or regulations regarding brokers, dealers and potential investors, communications with management and distribution of a research reports on the emerging growth company IPO.

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

On November 15, 2016, PowerComm Holdings Inc. entered into a stock-for-stock acquisition agreement (the “Acquisition Agreement”) with PowerComm Construction, Inc., a private company organized under the laws of the Commonwealth of Virginia (“PCC”). Under the Acquisition Agreement, the Company issued to PCC 200,000 shares of its common stock, valued at $0.0001 per share, in exchange for all of the issued and outstanding stock of PCC. Mr. David Kwasnik, who is the officer, director and majority shareholder of the Company, was the sole shareholder of PCC prior to the acquisition

The Company’s corporate offices are located at 9701 Fallard Court, Upper Marlboro, Maryland 20772. The Company’s email address is dkwasnik@powercommconstruction.com, and its website is www.PowerCommConstruction.com. The Company’s telephone number is 703-746-8980. The Company has only recently emerged from its status as a development-stage company, and it has limited operating history and has achieved profitability only in the current, and prior, year.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

The Company has its headquarters at 9701 Fallard Court, Upper Marlboro, Maryland 20772.

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

In 2017, the Company appealed the attorney fee award to the United States Court of Appeals for the Fourth Circuit (“4th Circuit”). On October 31, 2017 the 4th Circuit ruled in the Company’s favor and reversed and remanded the attorney fee award back to the trial court as excessive. As of December 31, 2017, the Company had paid approximately $86,000. Based on the 4th Circuit’s reversal and remand, the accrual of the remaining prior amounts recorded was reversed, and the Company believes that its payments made through December 31, 2017 to be sufficient under the 4th Circuit’s instructions provided in the remand back to the trial court.

Recently, on June 1, 2018, and based on the 4th Circuit’s remand, the trial court issued a ruling which reduced the attorney fee award by approximately $6,000. Subsequently, in 2018, the Company asserts that the trial court’s ruling is erroneous, as the reduction should have been far greater, and appealed again to the 4th Circuit (the second appeal). Presently, the parties have completed briefing to the 4th Circuit on the second appeal, and the 4th Circuit has set a date of May 8, 2019 to hear oral argument. A ruling from the 4th Circuit on the second appeal will be made subsequent to the May 2019 oral argument.

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

Stockholders

As of the date of this report, there were approximately 47 stockholders.

Dividends

We have not paid, nor declared, any cash dividends since our inception and do not intend to declare or pay any such dividends in the foreseeable future. Our ability to pay cash dividends is subject to limitations imposed by state law.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the year ended December 31, 2018, neither PowerComm Holdings, Inc. nor its wholly owned subsidiary, PowerComm Construction, Inc., had compensation plans (including individual compensation arrangements) under which our Common Stock was authorized for issuance.

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

No shares were issued in the year ended December 31, 2018.

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

On July 12, 2018, the Company, jointly with a related entity, closed on the purchase of an industrial property in Upper Marlboro, Prince George’s County, Maryland. The Company paid $1.575 million plus closing costs. The industrial property is approximately 1.77 acres, fenced and partially paved, which will provide for the ability of the Company to significantly increase its truck fleet, and has an office building and drive up warehouse of approximately 12,000 square feet. The facility will house all of the Company’s operations and will function as corporate headquarters. The Company financed 85% of the purchase price, or approximately $1.339 million. The purchase loan bears interest at a rate of 5.24% per annum, payable over 10 years at $8,076 monthly with a payment due on the 120th month estimated at approximately $1,008,000, and is secured with a first mortgage on the real estate and the personal guarantee of David Kwasnik, the Chief Executive Officer and majority shareholder of the Company. The purchase loan was made to the Company and to Kwasnik Properties, LLC (the “LLC”) on a joint and several basis. The two members of the LLC are David and Laura Kwasnik, both officers and majority shareholders of the Company. The Company has moved the majority of its operating assets and all personnel to the new facilities. A portion of the truck and equipment fleet is kept at another leased facility.

The Company has filed a registration statement on Form S-1 to register the resales of common stock shares held by certain existing shareholders of the Company. As of the date of this Report, the registration statement was under review by the U.S. Securities and Exchange Commission.

For the year ended December 31, 2018, the Company generated $13,621,599 in net revenues and had net income of $775,608. As of December 31, 2018, the Company had retained earnings of $506,887.

Revenues and Losses

During the year ended December 31, 2018, the Company posted net revenues of $13,621,599 and costs of revenues of $10,974,859 resulting in a gross profit of $2,646,740. For that same year ended, total operating expenses were $1,714,187, consisting of depreciation expense of $341,804 and general and administrative expenses of $1,372,383. Interest expense totaled $107,810, and other income totaled $43,562, including $36,460 from gain on disposal of assets. Income from operations and before income taxes totaled $868,305. After income tax expense of $92,697, the Company generated net income of $775,608.

Based on past performance, the Company has been dependent on revenues generated from only a few customers including primarily Exelon Corporation (“Exelon”) through its subsidiary Potomac Electric Power Co. (“PEPCO”) and RCN Telecom Services, LLC (“RCN”). For the years ended December 31, 2018 and 2017, service revenue from these customers accounted for 99% and 98% of the Company’s revenue, respectively.

During the fourth quarter of both the years ended December 2018 and 2017, respectively, our revenue was down relative to the first three quarters of the year. The reason is because utility companies, throughout the industry in our geographic area, typically designate the period from mid-November through mid-January, annually, as the time devoted to general maintenance of their properties, which is done, primarily, by their internal teams due to inclement weather conditions during this time period. Accordingly, contracts and work orders are typically not issued for that period. Vendors, such as PCH, must rely on other types of work until mid-January when the maintenance cycle ends. However, we are fortunate in that we have been able to secure a portion of Pepco’s maintenance work during this time period. The contracts for these maintenance services produce revenue at a much lower rate, but consume the same costs and expenses as a normal job.

Liquidity and Capital Resources

As of December 31, 2018, the Company’s working capital position had declined from $0.122 million as of December 31, 2017 to a deficit of $54,359, and its cash position had declined to $154,034 from approximately $715,000 as of December 31, 2017. In addition, for the year ended December 31, 2018, the Company’s cash flows from operating activities decreased to approximately $0.973 million from cash flows used in operations of $1.354 million in 2017. The Company has been notified that it is now a preferred vendor for all of Exelon Corp. and has begun receiving new contracts and has begun bidding on additional contracts. In 2018, the Company has significantly increased its revenue run rate and expects the increases to continue into 2019 and 2020. The increased revenue has allowed the Company to begin operating profitably and the Company expects that those conditions will not only continue but increase in the coming quarters as new contracts are received and executed upon. The Company expects that its liquidity will decline significantly in the 4th quarter of each year so long as its subsidiary, PCC, maintains the cash basis of accounting for income tax purposes under the Internal Revenue Code of the United States. Under the cash basis of accounting, PCC is able to reduce its current year income tax liabilities by paying its expenses in an accelerated manner prior to year end. Under the new provisions within the Tax Cuts and Jobs Act of 2018 (TCJA), PCC may maintain its usage of the cash basis of accounting for income tax purposes until such time as on a three year rolling basis, its average revenues for that three year period, are greater than $25 million.

Results of Operations

Discussion of the Year Ended December 31, 2018 as compared to the Year Ended December 31, 2017

Our total net revenue was $13,621,599 compared to $7,399,730 for the years ended December 31, 2018 and 2017, respectively, representing an increase of $6,221,869, or approximately 84%, in 2018. The increase in our revenue in 2018, as compared to 2017, can largely be attributed to many positive events, including being named a Contractor of Choice for PEPCO / Exelon, which led to the Company being awarded several new multi-year contracts from PEPCO including one for $56 million and two others for $5 million and $4 million, respectively. Additionally, going forward into 2019, the Company has contracts with companies such as Southern Company, Georgia Power, Gulf Power, Entergy and its affiliates, and Google, among others. In June, 2016, PCC received minority-owned certification status from the Capital Region of the National Minority Supplier Development Council (“NMSDC”). NMSDC is one of the country’s leading corporate membership organizations committed to helping supplier diversity by matching certified minority-owned businesses to its vast network corporate members who wish to purchase their products, services and solutions. Its corporate membership includes many of the largest public and privately-owned companies, as well healthcare companies, colleges and universities. NMSDC maintains rigorous certification standards and PCC anticipates that such certification will provide a large base for growth and potential new projects.

Our cost of revenue was $10,974,859 compared to $4,578,775 for the years ended December 31, 2018 and 2017, respectively, representing an increase of $6,396,084, or approximately 140%, in 2018 comparing that in 2017. The increase is the result of the 84% growth in revenues. Because our cost of revenues grew by 140%, the gross margin on revenue fell from 38% in 2017 to 19% in 2018. Our decrease in margin in 2018 was primarily the result of several things. As further outlined above, revenue drops off in the fourth quarter when the utility companies enter their internal maintenance cycle. This has a fairly material downward impact on revenue but minimal impact on costs. We make every effort to not lay off any workers during this period. Since our cost of labor has grown significantly from 2017 the impact on our 2018 margin was much more significant. Additionally, we continue to hire, acquire operating assets and incur costs to ‘stay ahead’ of the revenue growth curve that has occurred recently and that we expect to continue. In both 2018 and 2017, we increased our use of agreements with local International Brotherhood of Electrical Workers Unions (“IBEW” locals) in which we contract with the local to provide skilled professionals to assist us with our contract jobs and we agree to compensate the IBEW local for each professional for the time at their standard contract rates plus a fixed rate to cover their vacation, health and sick pay and other benefits of the given IBEW local. We do not enter into and are not part of any collective bargaining agreement when we contract for the use of their local employees.

Although the net changes and percent changes for our revenues and our cost of revenue for years ended December 31, 2018 and 2017 are summarized above, these trends should not necessarily be viewed as a definitive indication of our future results.

Gross profit was $2,646,740 compared to $2,820,955 for the years ending December 31, 2018 and 2017, respectively, a decrease of $174,215, or 6%, from 2018 to 2017. The decrease was mainly due to the customer’s fourth quarter maintenance cycle impact on revenue and the accelerated growth in costs in order to sustain the growth in revenue, both as noted above.

The operating expenses for the Company were $1,714,187 compared to $1,772,611 for the years ended December 31, 2018 and 2017, respectively, representing a decrease of $58,424, or approximately 3%, in 2018 compared to 2017. The overall decrease in our operating expenses in 2018, as compared to 2017, reflects a reduction in share based compensation expense in 2018 of $0 as compared to $359,464 in 2017. In addition, 2018 saw an increase in depreciation and amortization expense to $341,804 from $210,984 in 2017. We expect that as we continue to grow our business that we will continue to acquire additional capital equipment for use in our business and depreciation and amortization expense will corresponding also increase. For general and administrative expense, 2018 saw a reduction in cash basis compensation and related expenses to approximately $720,000 from $848,000 in 2017. We expect going forward that our general and administrative salary and related costs will expand as our business expands. This decrease in compensation and related expenses was offset by an increase in professional fees. In 2018, our professional fees increased to approximately $330,000 from $111,000 in 2017. Part of the increase was due to our putting into escrow approximately $83,000 in order for PCC to continue its appeal of the professional fees awarded to the plaintiffs in the 2016 class action lawsuit described previously in this annual report, and the remaining increase was primarily due to the growth of operations in 2018 compared to 2017. We expect in the future that professional fees will grow in line with the future growth of the Company.

Interest expense was $107,810 compared to $90,471 in the years ended December 31, 2018 and 2017, respectively, an increase of approximately 19%. The change in interest expense for the year-end periods was due primarily to the fact that, in 2018, the Company borrowed approximately $1,056,000 from various lenders to purchase machinery and equipment, primarily vehicles, and borrowed $1,338,750 to purchase the land and building that now serves as the Company headquarters.

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

CASH AND CASH EQUIVALENTS

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased, to be cash and cash equivalents. As of December 31, 2018 and 2017, the Company has unsecured deposits of $142,945 and $480,360, respectively.

ACCOUNTS RECEIVABLE

Accounts receivable are recorded at net realizable value consisting of the carrying amount less allowance for doubtful accounts, as needed. We assess the collectability of accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves. While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purposes of analysis. As of December 31, 2018 and 2017, the Company had no assessed allowance for doubtful accounts respectively.

FIXED ASSETS

Fixed assets consist of land, buildings, trucks and vehicles, machinery and equipment, computers, furniture and fixtures, leasehold improvements. They are stated at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets or lease term as follows:

Category	Useful life (in years)
Computers	5
Office Furniture and Fixtures	7
Machinery and Equipment	5 - 7
Trucks and Vehicles	5 - 7
Leasehold Improvements	5 - 15
Buildings	39

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

DEBT ISSUANCE COSTS

The Company’s policy in regards to fees and costs incurred to obtain general term loans and notes with regular payment schedules or repayment due at end of maturity for a fixed principal draw at inception is to record these amounts net against the loan principal in the balance sheet and to amortize the costs over the life of the loan or note ratably in regards to the amount outstanding under the loan or note. As of December 31, 2018 and 2017, the amounts of unamortized loan fees outstanding reported in the balance sheet was $8,923 and $0, respectively for these types of loan fees and costs. For lines of credit, the Company’s policy is to record a long-term asset in the balance sheet and to amortize the loan fees and costs over the term of the credit facility without regard to the amount of the line of credit utilized. As of December 31, 2018 and 2017, the amounts of unamortized loan fees reported in the balance sheet was $11,457 and $0, respectively for this type of loan fees and costs.

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

EARNINGS PER COMMON SHARE

Basic earnings and loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings and loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2018 and 2017, there are no outstanding dilutive securities.

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

RECLASSIFICATIONS

Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported consolidated net loss.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13, which is intended to improve the effectiveness of fair value measurement disclosures, modifies the disclosure requirements for certain estimates and assumptions used in determining the fair value of assets and liabilities. This update is effective for interim and annual periods beginning after December 15, 2019. Certain amendments, including the disclosure of the range and weighted average of significant observable inputs used to develop Level 3 fair value measurements, should be applied prospectively, while other amendments should be applied retrospectively. Quanta is evaluating the impact of this new standard on its consolidated financial statements and will adopt the new standard effective January 1, 2020.

In August 2018, the SEC issued Release No. 33-10532, Disclosure Update and Simplification, which amends and clarifies certain financial reporting disclosure requirements. The principal change from this new guidance will be the inclusion of a statement of changes in shareholders’ equity in the Company’s interim consolidated financial statements beginning with the quarter ended March 31, 2019.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2017-07”). ASU 2018-07 expands the guidance in Topic 718, regarding share-based payment accounting, to include share-based payment transactions for acquiring goods and services from non-employees. The Company will early adopt this guidance in 2019, which is not expected to materially impact its consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (“Tax Act”). The new guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years and can be early adopted. The Company is still evaluating the impacts of this standard should it choose to make this reclassification.

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The new guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those periods. The impact to the Company’s consolidated financial statements will depend on the facts and circumstances of any specific future transactions.

 In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize a right-to-use asset and a lease liability for virtually all leases (other than leases meeting the definition of a short-term lease). The new guidance is effective for fiscal years beginning after December 15, 2019 and interim periods beginning the following fiscal year. The Company is in the process of evaluating the impact of the new guidance on the Company’s consolidated financial statements and anticipates this impact will not be material to its consolidated balance sheets.

Management is in the process of assessing the impact of the above on the Company’s consolidated financial statements.

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

Management assessed our internal control over financial reporting as of December 31, 2018, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO 2013 Criteria). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 15d-15(f) of the Exchange Act) that occurred during the year ended December 31, 2018, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

David Kwasnik serves as the sole officer and director of the Company. Mr. Kwasnik also serves as the sole officer and director of PCC.

David Kwasnik, Sr., age 51, serves as the President, Secretary, Treasurer and sole officer and director of the Company, positions at the Company that he has held since September 2015. Since 1995, Mr. Kwasnik has served as the president and chief executive officer of PowerComm Construction, a privately-held company. He has managed and directed all aspects and technological operations, procurement and project management activities for the company’s telecommunications, power transmission and distribution construction projects.

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

Committees and Terms

The Board of Directors has not established any committees. The Company will notify its shareholders for an annual shareholder meeting and that they may present proposals for inclusion in the Company‘ s proxy statement to be mailed in connection with any such annual meeting; such proposals must be received by the Company at least 90 days prior to the meeting. No other specific policy has been adopted in regard to the inclusion of shareholder nominations to the Board of Directors.

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

In 2017, the Company appealed the attorney fee award to the United States Court of Appeals for the Fourth Circuit (“4th Circuit”). On October 31, 2017, the 4th Circuit ruled in the Company’s favor and reversed and remanded the attorney fee award back to the trial court as excessive. As of December 31, 2017, the Company had paid approximately $86,000. Based on the 4th Circuit’s reversal and remand, the accrual of the remaining prior amounts recorded was reversed, and the Company believes that its payments made through December 31, 2017 to be sufficient under the 4th Circuit’s instructions provided in the remand back to the trial court.

Recently, on June 1, 2018, and based on the 4th Circuit’s remand, the trial court issued a second ruling which reduced the attorney fee award by approximately $6,000. Subsequently, in 2018, the Company asserts that the trial court’s ruling is erroneous, as the reduction should have been far greater, and appealed again to the 4th Circuit (the second appeal). Presently, the parties have completed briefing to the 4th Circuit on the second appeal, and the 4th Circuit has set a date of May 8, 2019 to hear oral argument. A ruling from the 4th Circuit on the second appeal will be made subsequent to the May 2019 oral argument.

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

Name and principle position	Year	Salary
David Kwasnik, President and CEO	2018	$208,462
	2017	$170,000

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

There are no current outstanding equity awards to our executive officers as of December 31, 2018.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act may require our executive officers and Directors, and persons who own more than ten percent of our common stock to file reports of ownership and change in ownership with the Securities and Exchange Commission and the exchange on which the common stock is listed for trading. Executive officers, Directors and more than ten percent (10%) stockholders are required by regulations promulgated under the Exchange Act to furnish us with copies of all Section 16(a) reports filed. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal years ended December 31, 2018, we believe that our executive officers, Directors and ten percent (10%) stockholders complied with all reporting requirements applicable to them.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to ownership of issued and outstanding stock of the Company as of the date hereof by each executive officer and director of the Company and any person or group known by the Company to be the beneficial owner of more than 5% of any class of the Company’s voting securities:

COMMON STOCK

	Common Shares	Percentage
	Owned	Of Class(1)
David L. Kwasnik (2)(3) President and CEO	20,200,000	83.0%

Laura Kwasnik (3) >5% Shareholder	2,000,000	8.2%

(1)	Based on 24,330,000 common stock shares outstanding or issuable.

(2)	Consists of 20,000,000 shares initially owned in the Company and 200,000 shares received in exchange for the 10,000 shares of PCC owned by him pursuant to the Acquisition.

(3)	Shareholder’s address is 3429 Ramsgate Terrace, Alexandria, Virginia 22309.

SERIES A PREFERRED STOCK

	Series A Preferred Shares Owned	Percentage of Class (1)
David L. Kwasnik (2)(3)	1,000	100%
President and CEO

(1)	Based on 1,000 Series A Preferred Stock shares outstanding.

(2)	Consists of 1,000 shares of Series A Preferred Stock, purchased at par value, which, voting together as a class, have the right to vote 51% of the Company’s voting shares on any and all shareholder matters (the “Majority Voting Rights”). Additionally, the Company shall not adopt any amendments to the Company’s Bylaws, Articles of Incorporation, as amended, make any changes to the Certificate of Designations establishing the Series A Preferred Stock, or effect any reclassification of the Series A Preferred Stock, without the affirmative vote of at least 60% of the outstanding shares of Series A Preferred Stock. However, the Company may, by any means authorized by law and without any vote of the holders of shares of Series A Preferred Stock, make technical, corrective, administrative or similar changes to such Certificate of Designations that do not, individually or in the aggregate, adversely affect the rights or preferences of the holders of shares of Series A Preferred Stock. Other than the Majority Voting Rights, the Series A Preferred Stock does not have any other dividend, liquidation, conversion, or redemption rights, whatsoever.

(3)	Mr. Kwasnik’s address is 3429 Ramsgate Terrace, Alexandria, Virginia 22309.

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

On November 9, 2016 and December 8, 2016, Mr. Kwasnik advanced cash amounts of $18,000 and $50,000, respectively, to the Company for operating capital. The total advance of $68,000 was unsecured, due on demand and bears no rate of interest. As of December 31, 2018 and 2017, the balances due to related party amounted to $0 and $43,288, respectively.

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

On August 1, 2017, The Company entered into a lease agreement for a portion of the premises located at 3429 Ramsgate Terrace, Alexandria, Virginia 22309 with David Kwasnik, Sr., an officer and director of the Company. The Company pays $2,600 per month and the term is month-to-month. The lease was amended on January 1, 2019 to $1,000 per month.

In July 2018, David Kwasnik advanced $5,000 to Kwasnik Properties LLC. The $5,000 remains outstanding as of December 31, 2018.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statement and review of financial statements included in our 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $83,594 for fiscal year ended December 31, 2017, and $ 92,287 for fiscal year ended December 31, 2018.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported above were $20,940 and $4,520 for fiscal years ended December 31, 2017 and 2018, respectively.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were nil for fiscal years ended December 31, 2017 and 2018, respectively.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were nil for fiscal years ended December 31, 2017 and 2018, respectively.

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

The following financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2018 and 2017

Consolidated Statements of Operations for the years ended December 31, 2018 and December 31, 2017

Consolidated Statements of Cash Flows for the years ended December 31, 2018 and December 31, 2017

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2018 and 2017

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

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2019.

POWERCOMM HOLDINGS, INC.

By:	/s/ David Kwasnik
Title:	Chief Executive Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2019.

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

Signature	Capacity	Date

/s/ David Kwasnik	Director	April 15, 2019
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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of PowerComm Holdings, Inc. and subsidiary (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2018 and 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ LJ Soldinger Associates, LLC

Deer Park, IL

April 16, 2019

We have served as the Company’s auditor since 2017.

POWERCOMM HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$154,034	$715,499
Accounts receivables, net	770,884	401,919
Prepaid expenses	182,830	126,162
Other current assets	15,250	—
Total Current Assets	1,122,998	1,243,580

Property and equipment, net	3,836,568	1,114,425
Deferred line of credit costs	11,457	—
Deferred income tax benefit	206,100	—

Total Assets	$5,177,123	$2,358,005

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$301,778	$132,367
Accrued expenses	274,376	270,199
Income taxes payable	—	240,700
Line of credit	80,000	176,865
Short-term loans	52,878	38,145
Long-term debt, current portion	463,325	219,932
Due to related party	5,000	43,288
Total current liabilities	1,177,357	1,121,496

Long-term debt, net	2,329,841	641,692
Deferred income taxes	700,000	400,500
Total liabilities	4,207,198	2,163,688

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; 1,000 shares outstanding as of December 31, 2018 and 2017, respectively	—	—
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 24,330,000 shares issued, issuable and outstanding as of December 31, 2018 and 2017, respectively	2,433	2,433
Discount on Common Stock	(50)	(50)
Additional paid-in capital	460,655	460,655
Retained earnings (Accumulated deficit)	506,887	(268,721)
Total stockholders’ equity	969,925	194,317

Total Liabilities and Stockholders’ Equity	$5,177,123	$2,358,005

The accompanying notes are an integral part of these consolidated financial statements.

POWERCOMM HOLDINGS INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Year Ended December, 31,
	2018	2017
Revenues, net	$13,621,599	$7,399,730
Costs of revenue	10,974,859	4,578,775
Gross profit	2,646,740	2,820,955

Operating expenses
General and administrative	1,372,383	1,202,163
Depreciation expense	341,804	210,984
Share based compensation	—	359,464
Total Operating Expenses	1,714,187	1,772,611

Operating Income	932,553	1,048,344

Other Income (Expense)
Interest expense	(107,810)	(90,471)
Gain on disposal of assets	36,460	—
Other income (expense), net	7,102	(1,750)
Total Other Income (Expense)	(64,248)	(92,221)

Income from operations before income taxes	868,305	956,123
Income tax expense	92,697	641,200

Net Income	$775,608	$314,923

Income per share - basic and diluted	$0.03	$0.01

Weighted average common shares outstanding - basic and diluted	24,330,000	22,762,164

The accompanying notes are an integral part of these consolidated financial statements.

POWERCOMM HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Series A Preferred Stock		Common Stock		Discount on Common Stock	Additional Paid-In Capital	Subscription Received in advance	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2016	—	—	20,700,000	$2,070	$(2,050)	$1,538	$45,000	$(583,644)	$(537,086)
Issuance of preferred stock	1,000					1,800			1,800
Issuance of common stock in private offering			160,000	16		21,744			21,760
Issuance of common stock for services			2,470,000	247		335,673			335,920
Conversion of officer advance to common stock					2,000				2,000
Issuance of common stock for cash proceeds			1,000,000	100		99,900	(45,000)		55,000
Net income								314,923	314,923

Balance, December 31, 2017	1,000	$—	24,330,000	$2,433	$(50)	$460,655	$—	$(268,721)	$194,317

Net income								775,608	775,608

Balance, December 31, 2018	1,000	$—	24,330,000	$2,433	$(50)	$460,655	$—	$506,887	$969,925

The accompanying notes are an integral part of these consolidated financial statements.

POWERCOMM HOLDINGS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December, 31,
	2018	2017
Operating Activities
Net income	$775,608	$314,923
Adjustments to reconcile net income to net cash provided by (used) in operating activities:
Depreciation and amortization	341,804	210,984
Gain on disposal of assets	(36,460)	—
Stock-based compensation expense	—	359,464
Changes in Operating Assets and Liabilities
(Increase) in Accounts receivable	(368,965)	(338,718)
Decrease in Prepaid expenses and Other current assets	234,345	83,893
Increase in Accounts payable	169,411	132,367
Increase (Decrease) in Current and Deferred Income taxes payable	(147,300)	641,200
Increase in Accrued expenses	4,177	36,554
Increase (decrease) in Other liabilities	—	(86,449)
Net cash provided by (used in) operating activities	972,620	1,354,218

Investing Activities
Capital expenditures	(430,801)	(65,552)
Real estate acquisition	(279,976)	—
Proceeds from disposal of capital assets	65,348	—
Net cash used in investing activities	(645,429)	(65,552)

Financing Activities
Proceeds from advances – related party	5,000	13,871
Repayment of related party advances	(43,288)	(21,716)
Proceeds from payable to unrelated party	—	40,000
Repayments of unrelated party advances	—	(69,070)
Line of credit advance (repayment), net	(96,865)	(438,311)
Note payable principal payments	(744,580)	(202,701)
Other financing activities	(8,923)	—
Proceeds from issuance of common stock	—	55,016
Net cash (used in) provided by financing activities	(888,656)	(622,911)

Net increase (decrease) in cash	(561,465)	665,755
Cash, beginning of period	715,499	49,744

Cash, end of period	$154,034	$715,499

Supplemental Disclosures:
Cash paid during the year for:
Taxes	$236,388	$—
Interest	$107,810	$90,471

Non-cash investing and financing activities:
Equipment purchases financed	$1,056,966	$596,226
Reclass between additional paid in capital and subscription received in advance	$—	$45,000
Non-cash debt fees	$11,457	$—
Real estate purchase financed	$1,338,750	$—
Financed insurance premiums	$313,414	$101,113
Conversion of related party note to discount	$—	$2,000

The accompanying notes are an integral part of these consolidated financial statements.

POWERCOMM HOLDINGS INC.

Notes to Consolidated Financial Statements

December 31, 2018

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

ORGANIZATION

The Company was incorporated in the State of Delaware on January 12, 2015, and was formerly known as White Grotto Acquisition Corporation (“White Grotto” or “White Grotto Acquisition”). On September 14, 2015, the Company implemented a change of control by issuing shares to new shareholders, redeeming shares of existing shareholders, electing a new officer and director and accepting the resignations of its then existing officers and directors. In connection with the change of control, the shareholders of the Company and its board of directors unanimously approved the change of the Company’s name from White Grotto Acquisition Corporation to PowerComm Holdings, Inc. (“PCH” or the “Company”).

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

In 2018, as more fully described in Note 4, David and Laura Kwasnik, the holders of approximately 91% of the stock of the Company setup a new entity, Kwasnik Properties, LLC (“KP”) with the intent of acquiring land and building for use in the operations of PCC. The Company has determined that KP represents a variable interest entity in which PCH and its wholly owned subsidiary are the primary beneficiary, and which will be required to bear essentially all of the losses in event of a disruptive event. The determination was based primarily upon (1) the only tenant for the property acquired is PCC and (2) the lenders required that PCC be included as a co-borrower on the note and (3) with essentially no equity contributed to KP by the Kwasniks. Based upon this, the Company has consolidated KP into PCC.

All rents charged to PCC by KP and all deposits from PCC to KP have been eliminated upon consolidation in these financial statements.

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

POWERCOMM HOLDINGS INC.

Notes to Consolidated Financial Statements

December 31, 2018

CASH AND CASH EQUIVALENTS

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased, to be cash and cash equivalents. As of December 31, 2018 and 2017, the Company has unsecured deposits of $142,945 and $480,360, respectively.

ACCOUNTS RECEIVABLE

Accounts receivable are recorded at net realizable value consisting of the carrying amount less allowance for doubtful accounts, as needed. We assess the collectability of accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves. While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purposes of analysis. As of December 31, 2018 and 2017, the Company had no assessed allowance for doubtful accounts respectively.

 FIXED ASSETS

Fixed assets consist of land, buildings, trucks and vehicles, machinery and equipment, computers, furniture and fixtures, and leasehold improvements. They are stated at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets or lease term as follows:

Category	Useful life (in years)
Computers	5
Office Furniture and Fixtures	7
Machinery and Equipment	5 - 7
Trucks and Vehicles	5 - 7
Leasehold Improvements	5 - 15
Buildings	39

The Company applies the provisions of FASB ASC Topic 360 (ASC 360), “Property, Plant, and Equipment” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360, at least on an annual basis. ASC 360 requires the impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. For the years ended December 31, 2018 and 2017, there was no impairment of long-lived assets recorded.

POWERCOMM HOLDINGS INC.

Notes to Consolidated Financial Statements

December 31, 2018

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

 DEBT ISSUANCE COSTS

The Company’s policy in regards to fees and costs incurred to obtain general term loans and notes with regular payment schedules or repayment due at end of maturity for a fixed principal draw at inception is to record these amounts net against the loan principal in the balance sheet and to amortize the costs over the life of the loan or note ratably in regards to the amount outstanding under the loan or note. As of December 31, 2018 and 2017, the amounts of unamortized loan fees outstanding reported in the balance sheet was $8,923 and $0, respectively for these types of loan fees and costs. For lines of credit, the Company’s policy is to record a long-term asset in the balance sheet and to amortize the loan fees and costs over the term of the credit facility without regard to the amount of the line of credit utilized. As of December 31, 2018 and 2017, the amounts of unamortized loan fees reported in the balance sheet was $11,457 and $0, respectively for this type of loan fees and costs.

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

POWERCOMM HOLDINGS INC.

Notes to Consolidated Financial Statements

December 31, 2018

EARNINGS PER COMMON SHARE

Basic earnings and loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings and loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2018 and 2017, there are no outstanding dilutive securities.

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

The carrying amounts of cash, accounts receivable and accounts payable and accrued expenses approximate their fair values because of the short-term nature and maturity of these instruments. The carrying amount of variable rate debt also approximates fair value.

RECLASSIFICATIONS

Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported consolidated net loss.

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13, which is intended to improve the effectiveness of fair value measurement disclosures, modifies the disclosure requirements for certain estimates and assumptions used in determining the fair value of assets and liabilities. This update is effective for interim and annual periods beginning after December 15, 2019. Certain amendments, including the disclosure of the range and weighted average of significant observable inputs used to develop Level 3 fair value measurements, should be applied prospectively, while other amendments should be applied retrospectively. Quanta is evaluating the impact of this new standard on its consolidated financial statements and will adopt the new standard effective January 1, 2020.

POWERCOMM HOLDINGS INC.

Notes to Consolidated Financial Statements

December 31, 2018

In August 2018, the SEC issued Release No. 33-10532, Disclosure Update and Simplification, which amends and clarifies certain financial reporting disclosure requirements. The principal change from this new guidance will be the inclusion of a statement of changes in shareholders’ equity in the Company’s interim consolidated financial statements beginning with the quarter ended March 31, 2019.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2017-07”). ASU 2018-07 expands the guidance in Topic 718, regarding share-based payment accounting, to include share-based payment transactions for acquiring goods and services from non-employees. The Company will early adopt this guidance in 2019, which is not expected to materially impact its consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (“Tax Act”). The new guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years and can be early adopted. The Company is still evaluating the impacts of this standard should it choose to make this reclassification.

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The new guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those periods. The impact to the Company’s consolidated financial statements will depend on the facts and circumstances of any specific future transactions.

 In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize a right-to-use asset and a lease liability for virtually all leases (other than leases meeting the definition of a short-term lease). The new guidance is effective for fiscal years beginning after December 15, 2019 and interim periods beginning the following fiscal year. The Company is in the process of evaluating the impact of the new guidance on the Company’s consolidated financial statements and anticipates this impact will not be material to its consolidated balance sheets.

Management is in the process of assessing the impact of the above on the Company’s consolidated financial statements.

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

NOTE 3 – REVENUE

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which is also referred to as Accounting Standards Codification (“ASC”) Topic 606 (“Topic 606”), which superseded most revenue recognition guidance, as well as certain cost recognition guidance. The update, together with other clarifying updates, requires that the recognition of revenue related to the transfer of goods or services to customers reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update also requires additional qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenues and cash flows arising from customer contracts, including significant judgments and changes in judgments, and information about contract balances and performance obligations.

POWERCOMM HOLDINGS INC.

Notes to Consolidated Financial Statements

December 31, 2018

The Company adopted the new revenue recognition guidance using the modified retrospective transition method effective January 1, 2018, applying the guidance to contracts that were not substantially complete as of such date. PCH’s financial results for reporting periods after January 1, 2018 have been and will be presented under the new guidance, while financial results for prior periods will continue to be reported in accordance with the prior guidance and PCH’s historical accounting policy. The Company has not experienced significant changes to the pattern of revenue recognition for its contracts, the identification of contracts and performance obligations or the measurement of variable consideration. Accordingly, the adoption of Topic 606 had no material impact on revenues recognized in years prior to 2018. For the year ended December 31, 2018, the impact related to the adoption of the new revenue recognition guidance on revenues, contract assets and contract liabilities was immaterial.

Contracts

The Company derives revenue primarily from utility construction projects performed under: (i) master and other service agreements, which provide a menu of available services in a specific geographic territory that are utilized on an as-needed basis and identified with specific purchase orders, and are typically priced using price per unit basis; or (ii) contracts for specific projects requiring the construction and installation of specified units, or maintenance thereof, within an infrastructure system, which can be subject to multiple pricing options, including fixed price, unit price, time and materials or cost plus a markup. Revenue derived from projects performed under master service and other service agreements, and priced on a per purchase order basis, totaled in excess of 90% of consolidated revenues for both the years ended December 31, 2018 and 2017, respectfully.

With insignificant exceptions, the Company performs services based on individual purchase orders issued under the terms of master service agreements. The average duration of the projects governed by the purchase orders is less than three months. The revenue from these services is recognized at a point in time, which is generally when the work has been performed and control has passed to the customer via their written acceptance. Point in time revenue accounted for 100% of consolidated revenue for both the years ended December 31, 2018 and 2017, respectively. For the years ended December 31, 2018 and 2017, all revenues were generated from work performed in the Washington DC regional area. Except for minimal amounts, all revenue was for services provided to local non-government utility companies.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	December 31,
	2018	2017
Land	$442,400	$—
Building and improvements	1,184,230	—
Vehicles & trucks	3,194,287	2,241,584
Equipment & machinery	1,000,862	560,723
Office furniture & fixtures	145,299	103,686
Computer & software	25,647	25,647
	5,992,725	2,931,640
Less: accumulated depreciation	(2,156,157)	(1,817,215)
Net property and equipment	$3,836,568	$1,114,425

Depreciation expense was $341,804 and $210,984 for years ended December 31, 2018 and 2017, respectively.

REAL ESTATE ACQUISTION

On July 12, 2018, the Company, jointly with a related entity, closed on the purchase of an industrial property in Upper Marlboro, Prince George’s County, Maryland. The Company paid $1.575 million plus closing costs. The industrial property is approximately 1.77 acres, fenced and partially paved, which will provide for the ability of the Company to significantly increase its truck fleet, and has an office building and drive up warehouse of approximately 12,000 square feet. The facility will house all of the Company’s operations and will function as corporate headquarters. The Company financed 85% of the purchase price, or approximately $1.339 million. The purchase loan bears interest at a rate of 5.24% per annum, payable over 10 years at $8,076 monthly with a payment due on the 120th month estimated at approximately $1,008,000, and is secured with a first mortgage on the real estate and the personal guarantee of David Kwasnik, the Chief Executive Officer and majority shareholder of the Company. The purchase loan was made to the Company and to Kwasnik Properties, LLC (the “LLC”) on a joint and several basis. The two members of the LLC are David and Laura Kwasnik, both officers and majority shareholders of the Company. The Company has moved the majority of its operating assets and all personnel to the new facilities. A portion of the truck and equipment fleet is kept at another leased facility.

The Company has included the financial statements of the LLC in these consolidated financial statements and will continue to do so in future filings in accordance with the “Variable Interest Entity” rules.

POWERCOMM HOLDINGS INC.

Notes to Consolidated Financial Statements

December 31, 2018

NOTE 5 – DEBT

Lines of Credit

Lines of credit consist of the following:

	December 31,
	2018	2017
$500,000 Line of Credit with Branch Banking and Trust Company (“BB&T”), variable interest rate equal to BB&T’s Prime Rate, at 5.50% per annum as of December 31, 2018, due on July 12, 2020, interest due monthly, secured by all of the accounts receivable, chattel paper, equipment and intangible assets of the Company together with a cross guarantee of the new property purchased by Kwasnik Properties, LLC. The Company incurred $11,457 of costs associated with this line of credit and will amortize these costs ratably over the life of the line of credit.	$80,000	$—

$200,000 Line of Credit with SunTrust Bank, variable interest rate equal to the Prime Rate as published in the Wall Street Journal plus 6%, secured by all assets of the Company. Retired as of December 31, 2018.	—	176,865
Total	$80,000	$176,865

Short Term Debt

Short term debt consists of the following:

	December 31,
	2018	2017
Notes payable to an insurance premium finance company, terms ranging from eight to nine months, bearing interest at rates ranging from 8.3% to 9.3%, per annum, monthly payments totaling $13,319, secured by various insurance policies and all rights thereto, as of December 31, 2018.	$52,878	$38,145
Total Short Term Debt	$52,878	$38,145

POWERCOMM HOLDINGS INC.

Notes to Consolidated Financial Statements

December 31, 2018

Long-term debt

Long-term debt consists of the following:

	December 31,
	2018	2017
Multiple notes payable, to various banks and finance organizations, maturing at various dates from February 2019 through August 2024, bearing interest rates ranging from 0% to approximately 8.0%, per annum, monthly payments totaling $45,981, secured by vehicles and equipment	$1,496,135	$861,624

Note payable to a bank, maturing in July 2028, bearing interest at a rate of 5.24% per annum, monthly payment of $8,076, secured by real estate and the personal guarantee of the majority shareholder. In addition, the deed of trust for the loan carries a cross guarantee to the collateral underlying the line of credit outstanding. The Company incurred loan costs in the amount of $9,157 and will amortize these costs ratably over the term of the loan	1,305,954	—
	$2,802,089	$861,624
Less: Current Portion	(463,325)	(219,932)
Less: Discount	(8,923)
Total Long Term Debt	$2,329,841	$641,692

The principal maturities of debt outstanding with a term greater than one year on December 31, 2018 were as follows:

Debt Maturities
2019	$463,325
2020	427,960
2021	395,900
2022	208,860
2023	123,870
Thereafter	1,182,174
Total	$2,802,089

Interest expense for the years ended December 31, 2018 and 2017 amounted to $107,810 and $90,471, respectively.

POWERCOMM HOLDINGS INC.

Notes to Consolidated Financial Statements

December 31, 2018

NOTE 6 - ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31,
	2018	2017
Accrued professional fees	$—	$55,000
Accrued payroll expenses	156,674	118,774
Credit cards payable	101,185	58,335
Accrued interest expenses	—	256
Others	16,517	37,834
Totals	$274,376	$270,199

NOTE 7 - DUE TO RELATED PARTY

As of December 31, 2018 and 2017, the balances due to a related party amounted to $5,000 and $43,288, respectively, and are unsecured. There is no written agreement and the funds are due on demand with no maturity date, and bearing no interest.

NOTE 8 - STOCKHOLDERS’ EQUITY

As of December 31, 2018, the Company was authorized to issue 100,000,000 shares of $0.0001 par value common stock and 20,000,000 shares of $0.0001 par value preferred stock.

Preferred Stock

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

POWERCOMM HOLDINGS INC.

Notes to Consolidated Financial Statements

December 31, 2018

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

NOTE 9 - CONCENTRATIONS

For the years ended December 31, 2018 and 2017, respectively, service revenue from Potomac Electric Power Co (“PEPCO”), which is now a wholly owned subsidiary of Exelon Corp, accounted for 98% and 81% of the Company’s net revenue, respectively. Accounts receivable due from PEPCO accounted for 82% and 78% of the Company accounts receivable balances as of December 31, 2018 and 2017, respectively. For the years ended December 31, 2018 and 2017, three customers accounted for 100% of the Company’s revenues, respectively, and two customers accounted for 100% of its accounts receivable balance, respectively.

The Company relies heavily on certain International Brotherhood of Electrical Workers Union (“IBEW”) locals in and around Virginia and Washington DC in order to provide the Company with specialized contract workers. The agreements with the IBEW require the Company to pay at the full union rate, including a stipend for all health, welfare and pension amounts the contract employees would earn as if they were employed by a union workshop. The Company is not required to become a union contractor as part of its agreements with the IBEW locals.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

POWERCOMM HOLDINGS INC.

Notes to Consolidated Financial Statements

December 31, 2018

In 2017, the Company appealed the attorney fee award to the United States Court of Appeals for the Fourth Circuit (“4th Circuit”). On October 31, 2017 the 4th Circuit ruled in the Company’s favor and reversed and remanded the attorney fee award back to the trial court as excessive.  As of December 31, 2017, the Company had paid approximately $86,000. Based on the 4th Circuit’s reversal and remand, the accrual of the remaining prior amounts recorded was reversed, and the Company believes that its payments made through December 31, 2017 to be sufficient under the 4th Circuit’s instructions provided in the remand back to the trial court.

Recently, on June 1, 2018, and based on the 4th Circuit’s remand, the trial court issued a second ruling which reduced the attorney fee award by approximately $6,000. Subsequently, in 2018, the Company asserts that the trial court’s ruling is erroneous, as the reduction should have been far greater, and appealed again to the 4th Circuit (the second appeal). Presently, the parties have completed briefing to the 4th Circuit on the second appeal, and the 4th Circuit has set a date of May 8, 2019 to hear oral argument. A ruling from the 4th Circuit on the second appeal will be made subsequent to the May 2019 oral argument.

Commitments:

Rental Payments under Month-to-Month Operating Leases

The Company entered into a month-to-month lease agreement on January 31, 2014 for approximately 22,000 square feet to rent a small office space and vehicle yard located at 6000 Walker Mill Road, Capitol Heights MD. Through July, 2018, the Company paid $3,500 per month. In August, 2018, the lease was amended to include only the vehicle yard and was reduced to $1,500 a month. The term remains month to month.

The Company entered into a month-to-month lease agreement on July 1, 2016 for a 200 square foot office space located at 110 Maryland Avenue Washington, DC. The Company paid $800 per month through April, 2018, at which time the lease was terminated.

In 2016, The Company entered into a month-to-month lease agreement to rent a portion of the premises located at 3429 Ramsgate Terrace, Alexandria, Virginia, 22309 with an officer, director and shareholder of the Company. The Company agreed to a monthly rental rate of $2,600. The lease can be terminated by mutual agreement of the two parties or after 30 days written notice.

Rent costs totaled approximately $70,325 and $100,125, including $20,800 and $38,700 to related parties, for 2018 and 2017, respectively.

NOTE 11 – INCOME TAXES

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

POWERCOMM HOLDINGS INC.

Notes to Consolidated Financial Statements

December 31, 2018

The following table shows a reconciliation of income tax expense between the amount reported and the amount under the statutory tax rates in effect for the year ended December 31, 2018:

	2018	2017
Income tax expense from statutory rate	$234,400	$382,400
Effect of change in tax status	—	107,100
Effect of permanent timing differences	13,900	151,700
Effect of change in statutory rate	(147,000)	—
Other	800	—
Remove income from pass through entities	(9,400)	—
Income tax expense, as reported	$92,700	$641,200

The current income tax provision represents the estimated amount of income taxes paid or payable for the year, as well as changes in estimates from prior years. The deferred income tax provision represents the change in deferred tax liabilities and assets. The following table presents the significant components of the provision for income taxes:

	2018	2017
Current
Federal	$—	$198,500
State	—	42,200
Total current provision	$—	$240,700

Deferred
Federal	$72,100	$296,500
State	20,600	104,000
Total deferred provision	$92,700	$400,500

Income tax expense, net	$92,700	$641,200

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

POWERCOMM HOLDINGS INC.

Notes to Consolidated Financial Statements

December 31, 2018

Deferred income taxes are recorded based upon temporary differences between the financial statement and tax bases of assets and liabilities and available net operating loss and tax credit carryforwards. Temporary differences and carryforwards that comprised deferred income tax assets and liabilities were as follows:

	2018	2017
Deferred income tax assets
Net operating loss carryforwards	$154,200	$—
Investments	51,900	51,900
	206,100	51,900
Deferred income tax liabilities
Depreciation	483,400	254,300
Cash basis tax adjustment	216,600	198,100
	700,000	452,400

Net deferred income tax liability	$493,900	$400,500

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

NOTE 12 - SUBSEQUENT EVENTS

In 2019 through the date of these financial statements, the Company has financed the purchase of certain equipment and rolling stock in the amount of approximately $135,900.